Form 10QSB
period 1995-09-30
NORTH COUNTY BANCORP
filed 1995-11-13
CIK 357262

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X       QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
 ---
          SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended    September 30, 1995
                                  --------------------------------

 ---      TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to
                                   --------------------------

    Commission file number                  0-10627
                           -------------------------------------



                              NORTH COUNTY BANCORP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         California                                               95-3669135
--------------------------------------------------------------------------------
   (State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

         444 S. Escondido Blvd., P.O.Box 1476, Escondido, California 92025
--------------------------------------------------------------------------------
                      (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code           (619) 743-2200
                                                   -----------------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X  No
                              -----   -----



As of November 3, 1995 the Registrant had 1,789,778 shares of no par value common stock issued and outstanding.

                              NORTH COUNTY BANCORP



                                                                         Page
                                                                         ----
Part I  FINANCIAL INFORMATION


 Item 1.  FINANCIAL STATEMENTS

          Consolidated Statement of Financial Condition -
                 September 30, 1995 and December 31, 1994                 2

          Consolidated Statement of Income -
                 Three Months Ended and Nine months Ended
                 September 30, 1995 and 1994                              3

          Consolidated Statement of Cash Flows -
                 Nine months Ended September 30, 1995
                 and September 30,1994                                    4


          Notes to Consolidated Financial Statements                      5


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    7


Part II  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                12

                              NORTH COUNTY BANCORP

                         Part I - Financial Information
                         ------------------------------

Item 1.   FINANCIAL STATEMENTS

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION



                                                                         September 30,             December 31,
                                                                             1995                     1994
                                                                        --------------            -------------
                                                                         (Unaudited)
               Assets
               ------

               Cash and cash equivalents:
                 Cash and due from banks                                  $ 21,070,000             $ 30,553,000
                 Federal funds sold                                          8,000,000                2,500,000
                                                                        --------------            -------------
                                                                            29,070,000               33,053,000


               Investment securities:
                 Held to maturity                                            7,940,000               11,566,000
                 Available for sale                                         14,839,000               15,602,000
               Mortgage loans held for sale                                       --                  1,772,000
               Loans, net                                                  162,051,000              163,870,000
               Other real estate owned                                       2,610,000                3,607,000
               Premises and equipment, net                                   9,790,000               10,386,000
               Other assets                                                  7,576,000                6,984,000
                                                                        --------------            -------------
                                                                          $233,875,000             $246,840,000
                                                                        --------------            -------------
                                                                        --------------            -------------


               Liabilities and Stockholders' Equity
               ------------------------------------

               Deposits:
                 Non-interest bearing                                     $ 67,641,000             $ 79,651,000
                 Interest bearing                                          143,270,000              146,450,000
                                                                        --------------            -------------
                                                                           210,911,000              226,101,000


               Accrued expenses and other liabilities                        1,651,000                1,211,000
               Short term borrowings                                         1,047,000                2,103,000
               Notes payable                                                 1,500,000                1,500,000
               Capital lease obligation                                        469,000                  491,000
               Convertible subordinated debentures                           1,678,000                1,678,000
                                                                        --------------            -------------
                  Total liabilities                                        217,256,000              233,084,000
                                                                        --------------            -------------


               Stockholders' equity:
                Common stock, no par value,
                      Authorized, 5,000,000 shares;
                      Outstanding shares 1,789,778 in 1995
                       and 1,549,709 in 1994                                 9,156,000                7,380,000
                 Retained earnings                                           7,463,000                6,376,000
                                                                        --------------            -------------
                  Total stockholders' equity                                16,619,000               13,756,000
                                                                        --------------            -------------
                                                                          $233,875,000             $246,840,000
                                                                        --------------            -------------
                                                                        --------------            -------------




          See accompanying notes to consolidated financial statements.

                              NORTH COUNTY BANCORP
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)


                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30,                      September 30,
                                                                  ---------------------------      ----------------------------
                                                                      1995             1994             1995             1994
                                                                  ----------       ----------      -----------      -----------
Interest income:
     Interest and fees on loans                                   $4,427,000       $4,227,000      $13,332,000      $12,211,000
     Investment securities                                           231,000          258,000          868,000          577,000
     Federal funds sold                                              173,000          142,000          239,000          292,000
     Deposits with other financial institutions                          ---            1,000            2,000            2,000
                                                                  ----------       ----------      -----------      -----------
      Total interest income                                        4,831,000        4,628,000       14,441,000       13,082,000
                                                                  ----------       ----------      -----------      -----------

Interest expense:
     Deposits                                                      1,251,000        1,097,000        3,523,000        2,935,000
     Federal funds purchased                                           1,000              ---           33,000            1,000
     U.S. Treasury demand note                                        12,000           13,000           46,000           35,000
     Long term debt                                                   87,000           96,000          259,000          270,000
                                                                  ----------       ----------      -----------      -----------
      Total interest expense                                       1,351,000        1,206,000        3,861,000        3,241,000
                                                                  ----------       ----------      -----------      -----------

        Net interest income                                        3,480,000        3,422,000       10,580,000        9,841,000

Provision for loan losses                                            925,000          800,000        2,661,000        1,160,000
                                                                  ----------       ----------      -----------      -----------
Net interest income after provision
 for loan losses                                                   2,555,000        2,622,000        7,919,000        8,681,000

Other income                                                       1,634,000        2,480,000        5,017,000        5,131,000

Other expense                                                      4,134,000        3,914,000       11,828,000       12,140,000
                                                                  ----------       ----------      -----------      -----------

Income before income taxes                                            55,000        1,188,000        1,108,000        1,672,000
Provision for income taxes                                           (59,000)         579,000          229,000          716,000
                                                                  ----------       ----------      -----------      -----------

Net income                                                        $  114,000       $  609,000      $   879,000      $   956,000
                                                                  ----------       ----------      -----------      -----------
                                                                  ----------       ----------      -----------      -----------


Primary earnings per share                                        $     0.07       $     0.39      $      0.56      $      0.62
                                                                  ----------       ----------      -----------      -----------
                                                                  ----------       ----------      -----------      -----------


Fully diluted earnings per share                                  $     0.07       $     0.36      $      0.53      $       .59
                                                                  ----------       ----------      -----------      -----------
                                                                  ----------       ----------      -----------      -----------

                              NORTH COUNTY BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                     Nine Months Ended September 30,
                                                                                    ----------------------------------
                                                                                         1995                  1994
                                                                                     -------------       -------------
Cash flows from operating activities:
  Net income                                                                          $    879,000         $   956,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization of:
     Office property and equipment                                                       1,132,000             999,000
     Deferred loan fees and costs, net                                                     (80,000)           (395,000)
     Investment premiums and discounts, net                                                 25,000             164,000
     Loan servicing rights                                                                 240,000             271,000
     Other                                                                                  37,000              38,000
  Provision for loan loss                                                                2,661,000           1,160,000
  Origination of mortgage loans for sale                                                  (344,000)         (3,362,000)
  Proceeds from sale of mortgage loans                                                     357,000           4,338,000
  Gain on sale of mortgage loans and loan servicing                                        (13,000)          2,461,000
  Loss on sale of investment securities                                                     11,000                 --
  Decrease (increase)  in interest receivable                                              178,000            (228,000)
  (Decrease) increase in taxes payable                                                    (143,000)             87,000
  Increase in accrued expenses                                                             127,000             328,000
  Increase in interest payable                                                             312,000             210,000
  Other, net                                                                               331,000            (804,000)
                                                                                      ------------        ------------
       Net cash provided by operating activities                                         5,710,000           6,223,000
                                                                                      ------------        ------------

Cash flows from investing activities:
 Proceeds from sales and maturities of investment securities                            13,559,000           2,306,000
 Purchase of investment securities                                                      (9,206,000)        (14,488,000)
 Net (increase) decrease in loans                                                       (1,827,000)            944,000
 Purchase of premises and equipment                                                       (536,000)         (1,947,000)
 Proceeds from sale of other real estate owned                                           2,808,000           3,583,000
       Net cash provided by (used in) investing activities                               4,798,000          (9,602,000)

Cash flows from financing activities:
 Cash payments on notes payable and capital lease obligations                              (21,000)             (8,000)
 Net (decrease) increase in deposits                                                   (15,191,000)         12,881,000
 Net (decrease) increase  in short term borrowings                                      (1,055,000)            185,000
 Net decrease in long term borrowings                                                          --             (139,000)
 Cash proceeds from sale of common stock                                                 1,776,000                 --
                                                                                      ------------        ------------
       Net cash (used in) provided by financing activities                             (14,491,000)         12,919,000
                                                                                      ------------        ------------

 Net (decrease) increase in cash and cash equivalents                                   (3,983,000)          9,540,000
 Cash and cash equivalents at beginning of year                                         33,053,000          37,606,000
                                                                                      ------------        ------------
 Cash and cash equivalents at end of period                                           $ 29,070,000        $ 47,146,000
                                                                                      ------------        ------------
                                                                                      ------------        ------------

 Disclosures:
   Total interest paid                                                                $  3,549,000        $  3,777,000
                                                                                      ------------        ------------
                                                                                      ------------        ------------
   Total taxes paid                                                                   $    485,000        $    514,000
                                                                                      ------------        ------------
                                                                                      ------------        ------------
   Foreclosed real estate loans                                                       $  2,836,000        $    681,000
                                                                                      ------------        ------------
                                                                                      ------------        ------------


          See accompanying notes to consolidated financial statements.

                              NORTH COUNTY BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company's Annual Report for the year ended December 31, 1994.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three month and nine month periods ended September 30, 1995 and 1994, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.


NOTE 2 - EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of common stock and common stock equivalent shares outstanding adjusted retroactively for stock dividends. The weighted average number of shares outstanding for primary earnings per share was 1,638,475 and 1,581,995 for the three and nine months ended September 30, 1995, respectively, and 1,549,709 for the three and nine months ended September 30, 1994. The calculation of fully diluted earnings per share assumes the issuance of 203,888 shares of common stock upon conversion of the Company's convertible subordinated debentures. The weighted average number of shares outstanding for fully diluted earnings per share was 1,842,363 and 1,785,884 for the three and nine months ended September 30, 1995, respectively, and 1,753,597 for the three and nine months ended September 30, 1994.


NOTE 3 - INVESTMENT SECURITIES

Effective January 1, 1994, the Company adopted Statement of Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires that upon acquisition, an investment security be classified as "held to maturity," "available for sale," or "trading."
Generally, investments classified as "held to maturity" are carried at amortized cost, investments classified as "available for sale" are carried at market value, with the unrealized gain or loss, net of tax effects, reflected as a separate component of stockholders' equity, and investments classified as " trading" are carried at market value, with the unrealized gain or loss reflected in the income statement.


NOTE 4 - LOANS

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan", as amended. SFAS 114 requires that impaired loans be measured (1) at the present value of expected future cash flows discounted at the loan's effective interest rate, (2) at the loan's observable market price, or (3) at the fair value of the collateral if the loan is collateral dependent. The Company's recorded investment in impaired loans at September 30, 1995 was $4,527,000 for which it had established reserves of $341,000.


NOTE 5 - NOTES PAYABLE AND CONVERTIBLE SUBORDINATED DEBENTURES

Notes payable at September 30, 1995 included $1,000,000 and $500,000 outstanding under two term notes with directors of the Company. Both notes are unsecured and carry a fixed interest rate of 8.00%. Terms on the $1,000,000 note consist of quarterly interest payments commencing April 1, 1996, with final repayment on January 1, 1999 of principal and interest in full. Terms for the $500,000 note call for principal and interest payments beginning October 1, 1995 until paid in full on July 1, 1998.

In May, 1990 the Company issued $1,678,000 in 9 1/4% convertible subordinated debentures (the "Debentures") which mature on May 15, 2002. Interest is payable semiannually on May 15 and November 15. The debentures are convertible at the option of the holder into Common Stock of the Company at a conversion price of $8.23 per share, subject to adjustment for stock splits, stock dividends or certain other events. The debentures are redeemable in whole or in part at the option of the Company at declining redemption prices that range from 104.25% at September 30, 1995 to par on or after May 15, 1999. Underwriting discounts and expenses totaling $259,000 associated with the issuance were capitalized and are being amortized over the life of the debentures. The debentures are subordinated to deposits and other liabilities incurred by the Company in the normal course of business. Under current regulatory capital guidelines the debentures are included as part of regulatory capital. The dentures qualify as Tier 2 capital under risk-based capital guidelines.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

At September 30, 1995, the Bank was party to certain legal actions. The Company has reviewed these matters with legal counsel and, in management's opinion, the ultimate resolution of these actions will not have a material effect on the Company's financial position.

At September 30, 1995, the Company had unsecured lines of credit totaling $5,000,000 for the purchase of Federal funds with other financial institutions and may borrow funds at a correspondent financial institution and at the Federal Reserve discount window, subject to the Bank's ability to supply collateral.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

North County Bancorp (the "Company") has one wholly owned subsidiary, North County Bank (the "Bank"). North County Bank's operations are the only significant operations of the Company.

                               FINANCIAL CONDITION

Total assets of the Company decreased $12.9 million or 5.3% to $233.9 million at September 30, 1995, from $246.8 million at December 31, 1994.
Cash and cash equivalents showed an overall decrease of 12.0% or $4 million. Within this category cash and due from banks, which does not earn interest, decreased 31.0% or $9.4 million to $21.1 million at period end from $30.6 million at the end of 1994. A portion of these funds, $5.5 million, were moved into Federal funds sold which increased 220.0% during this same time frame. This was a result of the Company's efforts to decrease float and improve cash management. Investment securities decreased $4.4 million or 16.2% to $22.8 million at September 30, 1995 from $27.2 million at the end of the year. The decrease was caused by $9.1 million in maturities and $4.5 million from the sale of investments in May offset by the purchase of securities totaling $9.2 million during the period. The security sale was a temporary measure taken to meet short term liquidity needs that were eventually abated by a regularly scheduled sale of Title I loans in June.
Net loans decreased 1.1% or $1.8 million to $162.1 million at period end from $163.9 million at the end of 1994. Despite recent declines in interest rates making borrowing more attractive, the Company continues to experience poor demand for commercial, mortgage and consumer financing due to the sluggish economy and low level of consumer confidence. A depressed residential lending market precipitated the Company's decision to close its residential real estate division during the first quarter of 1995 as reflected by the $1.8 million or 100% decline in mortgage loans held for sale. Other real estate owned decreased 27.6% or $1 million to $2.6 million from $3.6 million during the first nine months of 1995. In spite of the slow real estate market the Company was able to sell fifteen properties which totaled $2.5 million from its other real estate owned portfolio. These sales have been partially offset by new foreclosures during the first nine months of 1995.

Total deposits at September 30, 1995 decreased $15.2 million or 6.7% from December 31, 1994. Most of the reduction was in demand deposits which decreased $12.1 million or 15.1% to $67.6 million at period end from $79.7 million at the end of 1994. The drop in demand deposits was due to the loss of several title and escrow company accounts. Management informed these depositors during the latter part of 1994, that it intended to stop offering certain customer services consisting primarily of data processing and courier services prompting these customers to seek relationships with other institutions willing to offer these services. Interest bearing deposits also decreased $3.2 million or 2.2% to $143.3 million from $146.5 million at December 31, 1994. The overall drop in interest bearing deposits by category was as follows: savings and money market accounts decreased $12.5 million or 14.2%, NOW accounts decreased $361,000 or 1.1%, and an increase in time deposits of $9.7 million or 24.3% of which $2.2 million was in certificates of deposits of $100,000 or more. The U.S. Treasury demand note account decreased $1.1 million or 50.2% to $1 million at September 30, 1995 from $2.1 million at the end of 1994. This was due to the management's efforts to reduce interest expense and relieve excess liquidity. Total stockholders' equity at September 30, 1995 was $16.6 million as compared to $13.8 million at December 31, 1994, an increase of $2.8 million or 20.8%. The Company successfully completed a sale of common stock through a private placement offering in August which raised $1.7 million (See CAPITAL RESOURCES). The remainder of the growth in equity consisted of $879,000 in earnings, $208,000 from a decrease in net unrealized losses on available for sale securities, and $87,000 from the exercise of stock options by Company directors. The Company's Tier I risk based capital, total risk based capital and Tier I leverage capital ratios were 8.50%, 10.62% and 7.08%, respectively at September 30, 1995, as compared to 6.99%, 9.10% and 5.47%, respectively at December 31, 1994. The Bank's Tier I risk based capital, total risk based capital and Tier I leverage capital ratios were 9.70%, 10.95% and 8.05%, respectively at September 30, 1995, as compared to 8.35%, 9.60% and 6.52%, respectively at December 31, 1994.

                             RESULTS OF OPERATIONS

SUMMARY

Net income for the nine months ended September 30, 1995 decreased $77,000 or 8.1% to $879,000 from $956,000 for the same period in 1994. The decrease is attributable to a number of factors. The provision for loan loss increased $1.5 million or 129.4% to $2.7 million from $1.2 million. This was partially offset by net interest income which increased $739,000 or 7.5% and other expenses which decreased $312,000 or 2.6%. Return on average assets and average stockholders' equity for the first nine months of 1995 were .51% and 7.06%, respectively, compared to .53% and 9.01%, respectively for the same 1994 period. Primary and fully diluted earnings per share for the first nine months of 1995 decreased to $.56 and .53, respectively, from $.62 and $.59, respectively for the same 1994 period. (See RESULTS OF OPERATIONS -- PROVISION FOR POSSIBLE LOAN LOSSES, RESULTS OF OPERATION -- NONPERFORMING ASSETS, and RESULTS OF OPERATIONS -- OTHER INCOME AND EXPENSE.)

For the three months ended September 30, 1995, the Company recorded net income of $114,000 compared to $609,000 for the third quarter of 1994. Primary and fully diluted earnings per share for the third quarter of 1995 decreased to $.07 each from $.39 and $.36, respectively for the same 1994 period. Pretax income for the third quarter of 1995 was down $1.1 million or 95.4% to $55,000 from $1.2 million for the same quarter last year. The decrease in third quarter earnings is largely due to a decrease in gains on the sale of loans as discussed more fully below (See RESULTS OF OPERATIONS -- OTHER INCOME AND EXPENSE.)

NET INTEREST INCOME

Net interest income for the nine months ended September 30, 1995 increased $739,000 to $10.6 million as compared $9.8 million for the first nine months of 1994. Generally higher short term interest rates over the past year improved the taxable equivalent yield on earning assets to 10.05% at September 30, 1995 from 8.91% for the same 1994 period. During this time period the tax equivalent yield on loans increased to 10.77% from 9.83%. The yield on the investment portfolio increased to 5.58% from 3.94%. The net tax equivalent interest margin (net interest income as a percentage of average interest-earning assets) was 7.45% and 6.72% for the nine months ended September 30, 1995 and 1994 respectively.

Deposit rates also increased during this time period but not at the same rate as loans and investment securities. Interest expense increased $620,000 or 19.1% to $3.9 million during the first nine months of 1995 as compared to the same period in 1994. Interest expense on deposits increased $587,000 or 20% during this same time period. The yield on average interest bearing deposits increased to 3.30% for the nine months ended September 30, 1995 compared to 2.66% for the same period last year. The average rate paid on all interest bearing liabilities increased to 3.39% for the nine months ended September 30, 1995, from 2.84% for the same 1994 period.

OTHER INCOME AND OTHER EXPENSE

Other income decreased $114,000 and other expense decreased $312,000 for the nine months ended September 30, 1995 as compared to the same 1994 period. The decrease in other income is attributable to a decrease of $844,000 or 34.3% in gains from the sale of loans. Gains from the sales of Title I and SBA loans decreased $338,000 and $449,000, respectively, to $613,000 and $991,000, respectively. The decrease in gain on loan sales for 1995 as compared to 1994 occurred primarily in the third quarter of 1995. Total Title I loan sales for the first nine months of 1995 were $20.2 million as compared to $25.3 million during the same 1994 period. The Company sold $436,000 in Title I loans during the third quarter of 1995 for gains of $16,000 as compared to sales of $16.2 million which realized $804,000 in gains during the third quarter of 1994. The Company elected to retain Title I loans in its portfolio during the third quarter of this year due both to the lack of loan demand and the attractive yields on this product. A change in accounting method contributed approximately
$569,000 to the SBA gains recorded during the third quarter of 1994.   The
decrease in gain from the sale of loans was partially offset by an increase in service charges on deposit accounts of $512,000 or 28.7% to $2.3 million for the first nine months of 1995 from $1.8 million during the same 1994 period. The increase in service charges is largely due to a renewed emphasis by management on analyzing customer profitability and collecting service charges. Other expense consists primarily of salaries and employee benefits which decreased $195,000 to $5.7 million, occupancy expense which increased $221,000 to $2.6 million, advertising and other public relations which decreased $371,000 to $338,000, and other real estate owned expense which decreased $49,000 to $652,000. The overall reduction in other expenses in 1995 is due in part to vigorous cost containment and reduction measures implemented by management to reduce overhead costs.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the nine months ended September 30, 1995 was $2.7 million compared to $1.2 million for the comparable 1994 period. The amount of the provision reflects management's judgement as to the adequacy of the reserve for loan losses and is generally determined by the periodic review of the loan portfolio, the Bank's loan loss experience, and current and expected economic conditions. The increase in the provision for loan loss reflects an increase in net charge offs to $2.6 million for the first nine months of 1995 as compared to $1.4 million for the same prior year period. The annualized ratio of net charge offs to total loans was 2.24%, 1.54% and 1.15% at September 30, 1995, December 31, 1994, and September 30, 1994, respectively. The loan loss reserve was 1.70%, 1.63% and 1.20% of total gross loans at September 30, 1995, December 31, 1994 and September 30, 1994, respectively.

Loans are charged against the reserve, when in management's opinion, they are deemed uncollectible, although the Bank continues to aggressively pursue collection. Although management believes that the reserve for possible loan losses is adequate to absorb losses as they arise, there can be no assurance that the Company will not sustain losses in any given period which could be substantial in relation to the size of the reserve for possible loan losses.

NONPERFORMING ASSETS

The following table provides information with respect to the components of the Company's nonperforming assets at September 30, 1995 and December 31, 1994:

                                            September 30,        December 31,
                                                  1995                1994
                                               ----------        ------------
Loans 90 days or more past due
 and still accruing:
  Installment and consumer                       $   --              $   14
                                                 ------              ------
    Total                                            --                  14

Nonaccrual loans:
 Conventional real estate                           518               1,187
 Real estate construction                         1,557               1,389
 Commercial                                       1,516               1,775
 Installment and consumer                         1,075                 767
                                                 ------              ------
  Total                                           4,666               5,118
                                                 ------              ------
  Total nonperforming loans                       4,666               5,132

Other real estate owned                           2,610               3,607
                                                 ------              ------

 Total nonperforming assets                      $7,276              $8,739
                                                 ------              ------
                                                 ------              ------

Nonperforming assets to total
 gross loans plus other real
 estate owned                                     4.34%               5.08%
                                                 ------              ------
                                                 ------              ------

The Company considers a loan to be nonperforming when any one of the following events occurs: (a) any installment of principal or interest is 90 days past due;
(b) the full timely collection of interest or principal becomes uncertain; (c) the loan is classified as "doubtful" by bank examiners; or (d) a portion of its principal balance has been charged-off. The Company's policy is to classify loans which are 90 days past due as nonaccrual loans unless Management determines that the loan is adequately collateralized and in the process of collection or other circumstances exist which would justify the treatment of the loan as fully collectible.

                    LIQUIDITY AND ASSET/LIABILITY MANAGEMENT


The liquidity of a banking institution reflects its ability to provide funds to meet customer credit needs, to accommodate possible outflows in deposits, to provide funds for day-to-day operations, and to take advantage of interest rate market opportunities. Asset liquidity is provided by cash, certificates of deposit with other financial institutions, Federal funds sold, investment maturities and sales and loan maturities, repayments and sales. Liquid assets (consisting of cash, Federal funds sold and investment securities) comprised 22.2% and 24.4% of the Company's total assets at September 30, 1995 and December 31, 1994, respectively. Liquidity management also includes the management of unfunded commitments to make loans and undisbursed amounts under lines of credit. At September 30, 1995, these commitments totaled $22.2 million in commercial loans, $2.5 million in letters of credit, $4.7 million in real estate construction loans, and $8.9 million in consumer and installment loans.

In addition to loan and investment sales and deposit growth, the Bank has several secondary sources of liquidity. Many of the Bank's real estate construction loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, the Bank has unsecured lines of credit in the amount of $5.0 million for the purchase of Federal funds with other financial institutions and may borrow funds at a correspondent financial institution and the Federal Reserve discount window, subject to the Bank's ability to supply collateral.

Asset/Liability Management involves minimizing the impact of interest rate changes on the Company's earnings through the management of the amount, composition and repricing periods of rate sensitive assets and rate sensitive liabilities. Emphasis is placed on maintaining a rate sensitivity position within the Company's policy guidelines to avoid wide swings in spreads and to minimize risk due to changes in interest rates. At September 30, 1995 approximately 58% of the Company's interest earning assets have interest rate which are tied to the Bank's base lending rate or mature in one year or less.
In order to match the rate sensitivity of its assets, the Company's policy is to offer a large number of variable rate deposit products and limit the level of large dollar time deposits with maturities of one year or longer. In addition to managing its asset/liability position, the Company has taken steps to mitigate the impact of changing interest rates by generating non-interest income through service charges, offering products which are not interest rate sensitive, such as escrow services and insurance products, and through the sale and servicing of mortgage loans.

                                CAPITAL RESOURCES

Stockholders' equity increased 20.8% to $16.6 million at September 30, 1995 from $13.8 million at December 31, 1994. The Company raised $1.7 million from the sale of 228,194 shares of common stock in a private placement offering during the third quarter of 1995. As a result the Company contributed $1 million to the Bank's capital surplus. The exercise of stock options by Company directors raised an additional $87,000. Additional increases to equity came from net income of $879,000 and a reduction in net unrealized losses on available for sale securities of $208,000 for the nine months ended September 30, 1995.

In December 1988 the Federal Reserve Board (FRB) and the Federal Deposit Insurance Corporation (FDIC) adopted the final risk-based capital guidelines for banks and bank holding companies effective December 31, 1990. The guidelines consist of a definition of capital, a system for assigning assets and off-balance sheet items to risk categories, and a schedule for phasing in a minimum risk-based capital ratio. Under these guidelines the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% (of which at least 4% must consist of Tier 1 capital). The Company's risk-based capital ratios at September 30, 1995 were 8.50% for Tier 1 capital and 10.62% for total capital and the Bank's risk-based capital ratios were 9.70% for Tier 1 capital and 10.95% for total capital. At December 31, 1994 the Company's risk-based capital ratios were 6.99% for Tier 1 capital and 9.10% for total capital and the Bank's risk-based capital ratios were 8.35% for Tier 1 capital and 9.60% for total capital.

The FRB and the FDIC have also adopted minimum Tier 1 leverage capital ratio requirements supplementing the risked-based capital regulations and replacing minimum leverage ratios used prior to 1990. The rules require a minimum ratio of Tier 1 capital to total assets of 3.00% for institutions receiving the highest regulatory ratings. All other institutions are required to meet a minimum ratio of 4% to 5%. Tier 1 capital consists of common equity, minority interest in equity of consolidated subsidiaries, and qualifying perpetual preferred stock. At September 30, 1995 and December 31, 1994, the Company's Tier 1 leverage capital ratios were 7.08% and 5.47%, respectively. In April 1995 the Bank signed an agreement with the FDIC by which, among other things, the Bank agreed to maintain a ratio of Tier 1 capital to adjusted total assets of (I) at least seven and one-quarter percent (7.25%) by September 30, 1995 and
(ii) at least seven and one-half percent (7.50%) by September 30, 1995.   The
Bank's Tier 1 leverage capital ratios were 8.05% and 6.52% at September 30, 1995 and December 31, 1994, respectively.

At September 30, 1995, the Company had $1.7 million in 9 1/4% Convertible Subordinated Debentures ("Debentures") due May 15, 2002 outstanding. The debentures are convertible at the option of the holder into common stock of the Company at a conversion price $8.23 per share, subject to adjustments for stock splits, stock dividends or other certain events. The debentures are redeemable, in whole or in part, at the option of the Company at declining redemption prices that range from 106.25% at September 30, 1995 to par on or after May 15, 1999. Under the risk-based capital regulations the debentures qualify as Tier 2 capital. The Company used a portion of the proceeds of the debentures to purchase $1.5 million of noncumulative perpetual preferred stock from the Bank, increasing the Bank's capital ratios. Additionally, the Company had $1.5 million outstanding under two term notes with directors of the Company as of September 30, 1995. The notes are unsecured and have a fixed interest rate of 8.00%. The notes have varying interest and principal payment schedules and mature on January 1, 1999. The Company also used the proceeds of these notes to purchase $1.5 million of noncumulative perpetual preferred stock from the Bank.

Management anticipates no significant capital expenditures during 1995.

                           Part II - Other Information


All items of Part II other than Item 6 below are either inapplicable or would be responded to in the negative.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    None

     (b) No reports on Form 8-K have been filed during the period, and no events have occurred which would require one to be filed.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




NORTH COUNTY BANCORP
(Registrant)




/s/ MICHAEL J. GILLIGAN                                 Date: November 6, 1995
-------------------------------                               ----------------
Michael J. Gilligan
Vice President & Chief Financial Officer