Form 10KSB
period 1995-12-31
NORTH COUNTY BANCORP
filed 1996-03-26
CIK 357262

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-KSB
(Mark One)
               [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1995
            [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from __________ to ___________

                         Commission file number 0-10627

                              NORTH COUNTY BANCORP
             --------------------------------------------------------
                  (Name of small business issuer in its charter)
             California                                95-3669135
    -------------------------                      --------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation  or organization)               Identification Number)
444  S. Escondido Boulevard, Escondido, California            92025
--------------------------------------------------      -----------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number              (619) 743-2200
                         --------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                           --------------------------
                                (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

    State issuer's revenues for its most recent fiscal year.     $22,898,000
                                                             ------------------

    As of March 8, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10,252,000.

    Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares of Common Stock of the registrant outstanding as of March 8, 1996 was 1,791,433.

                                                      Part of Form 10-KSB
Documents Incorporated by Reference:                  into which incorporated
-----------------------------------                   -----------------------
Proxy Statement for the Company's Annual Meeting of Shareholders
     to be held May 22, 1996                                      Part III
Transitional Small Business Disclosure Format (check one):
Yes         No   X
    -----      -----

                                      PART I


ITEM 1.  DESCRIPTION OF BUSINESS.


THE COMPANY


    North County Bancorp (the "Company") is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is headquartered in Escondido, California. The Company was incorporated in October, 1981 and acquired all of the outstanding shares of North County Bank (the "Bank") in July, 1982. The Company's only subsidiary and principal asset is the Bank. The Company exists primarily for the purpose of holding the stock of its subsidiary, the Bank, and of such other subsidiaries as it may acquire or establish.

    The Company's principal sources of income are dividends from the Bank. The expenditures of the Company, including (but not limited to) the payment of dividends to stockholders, if and when declared by the Board of Directors, and the cost of servicing debt will generally be paid from such payments made to the Company by the Bank. (For a description on the restrictions on such
dividends see "Legal Proceedings.")   At December 31, 1995, the Company had
consolidated assets of $237.0 million, deposits of $213.8 million and stockholders' equity of $17.2 million.

    The Company's Administrative Offices are located at 444 South Escondido Boulevard, Escondido, California and its telephone number is (619) 743-2200. References herein to the "Company" include the Company and the Bank, unless the context indicates otherwise.


THE BANK


    The Bank is a California state-chartered bank that commenced operations in June, 1974 and the deposits of each of the Bank's depositors are insured up to $100,000 by the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts its business through eight full-service branches, four of which are located in San Diego County in the cities of Escondido, San Marcos and San Diego, and four of which are in Riverside County in the cities of Temecula, Murrieta, Beaumont and Banning.

    The Bank provides a wide range of banking services to small and medium-sized businesses, real estate construction and development companies, professionals and individuals located in San Diego and Riverside counties.

    The Bank holds no material patents, trademarks, licenses (other than licenses obtained from bank regulatory authorities), franchises or concessions, and did not spend any amounts on research and development activities in either of the Company's last two fiscal years. The Bank owns two subsidiaries; NCB Joint Venture-1, Inc., which participated in a real estate development, and NCB Mortgage, an inactive corporation.

    On April 20, 1994, the Bank reached an informal agreement with the FDIC and the California Superintendent of Banks (the "Superintendent") to take certain actions to improve its financial position, including among other things maintaining a ratio of Tier 1 leverage capital to adjusted total assets of at least 6.75% (See "Description of the Business -- Regulation and Supervision -- Regulatory Capital Requirements" herein for a definition of Tier 1 capital) and refraining from the payment of cash dividends unless, after the payment of such dividends, its Tier 1 leverage capital ratio would be at least 6.75%. (See "Legal Proceedings.")

    On May 6, 1995 the Bank agreed to an Order to Cease and Desist with FDIC (the " Order"), a formal enforcement action pursuant to Section 8(b) of the Federal Deposit Insurance Act, as amended (the "FDI Act"). The primary provisions of the Order are substantially similar to those of the informal agreement. The FDIC and the Bank entered into the Order to correct certain unsatisfactory conditions disclosed in the FDIC's Report of Examination of the Bank as of October 5, 1994 (the "1994 Examination"). The 1994 Examination determined that the Bank had inadequate capital, had continued high asset classifications, had an inadequate allowance for loan losses, had experienced continued deterioration of earnings, failed to comply fully with the informal agreement and required improvements in certain internal routines and controls. The provisions of the Order are intended to address certain criticisms cited in the examination as well as certain other matters. The Order replaces the informal agreement with respect to the FDIC. The informal agreement continues in effect with respect to the Superintendent who was not a party to the Order. (See "Legal Proceedings.")

    Pursuant to the results of examinations by the Superintendent and the FDIC as of December 4, 1995 (the "1995 Examination") received by the Bank during the first quarter of 1996, the Superintendent has terminated the informal agreement and the FDIC has indicated its preliminary intent to terminate the Order and may proposed that the Bank enter into a new informal enforcement action. (See "Legal Proceedings.")


RETAIL BANKING SERVICES


    DEPOSITS ACCOUNTS


    The Bank offers a wide variety of deposit products for the retail banking market including checking, interest-bearing checking, savings, certificates of deposit and retirement accounts. As of December 31, 1995, the Bank had approximately 20,460 retail deposit accounts with a balance of $109.8 million as compared to 20,300 retail deposit accounts with a balance of $111.7
million at December 31, 1994.   The Bank attempts to attract deposits through
its product mix, pricing, convenient locations, extended hours, and efforts to provide the highest level of customer service. At December 31, 1995, the Bank's retail deposits consisted of $17.4 million or 15.8% in non-interest-bearing demand deposits, $15.7 million or 14.3% in interest-bearing demand deposits, $47.8 million or 43.6% in savings and money market deposits, $4.7 million or 4.3% in individual retirement accounts and, $24.2 million or 22.0% in time certificates of deposit. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Deposits.")


    LOANS


    The Bank also offers many types of consumer loans to its customers.
These include new and used automobile, home improvement, home equity, personal lines of credit, overdraft protection, credit cards and other secured and unsecured installment and consumer loans. The Bank's consumer loans totaled approximately $46.7 million and $45.0 million at December 31, 1995 and 1994, respectively. Prior to 1995 the Bank offered a variety of single family mortgage loan programs through its Real Estate Division. These mortgage loans were most often sold in the secondary market to FNMA, FHLMC or other investors, with the Bank retaining servicing rights to the loans. In early 1995 this operation was closed by the Bank. The Bank originated approximately $11.3 million in mortgage loans in 1994. At December 31, 1995 and 1994, the Bank's mortgage loan servicing portfolio totaled approximately $58.9 million and $64.1 million respectively. The Bank also makes construction loans for custom built, owner-occupied homes.

    During 1992, the Bank opened its Equity Services Department. This department primarily offers FHA Title I home improvement loans ("Title I loans"). These loans are secured by junior liens on residential real estate, are insured up to 90% by an agency of the U.S. Government, and may be made to qualified home owners with little or no equity in the property. In addition to offering these loans to its customers, the Bank also purchases Title I loans from other Title I lenders. The Bank then sells these loans in the secondary market, sometimes retaining the servicing rights. The Bank has also sold certificates of participation in the 90% guaranteed portion, retaining the serving rights. The Bank has been very successful in this market, generating $34.5 million and $37.3 million of Title I loans in 1995 and 1994, respectively, becoming one of the largest Title I lenders in the country.
The Bank's Title I loan servicing portfolio totaled $11.9 million and $13.4 million at December 31, 1995 and 1994 respectively. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Loans.")


    OTHER RETAIL PRODUCTS AND SERVICES


    The Bank offers other products and services to its retail customers which compliment its deposit and loan products. These include life insurance products, including annuities, investments, travelers' checks, safe deposit boxes, escrow, notary, and collection services. The Bank also has drive-through facilities with extended hours for customers' convenience and participates in several shared ATM and point-of-sale ("POS") networks providing its customers with access to ATMs and POS terminals throughout the world. The Bank also offers a telephone voice response service which gives customers access to account information 24 hours a day. This service allows customers to do loan and deposit account balance inquiries, make loan payments, transfer funds between accounts, and verify the posting of recent transactions to their account.

    Although Management believes there is a demand for trust services in the Bank's market area the Bank does not operate or have any present intention to seek authority to operate a trust department, since Management believes that the costs of establishing and operating such a department would not be justified by the potential income to be gained therefrom at this time.

BUSINESS BANKING SERVICES


    DEPOSIT ACCOUNTS


    The Bank offers interest-bearing and non-interest-bearing deposit accounts designed for small to medium-sized business customers. The services offered in conjunction with these accounts may include providing currency and coin, armored car pick-up, courier services, payroll services, credit card merchant services, document collection and wire transfers. The fees charged for a business account typically vary with the amount of services provided and the level of balances the customer keeps on deposit. The Bank relies on marketing and promotional activities and personal contact by its officers, directors and employees to develop these customer relationships, emphasizing the Bank's local ownership and decision making, personal service, community ties and financial strength. At December 31, 1995 the Bank had approximately 6,246 business deposit accounts totaling $104.0 million as compared to approximately 6,800 business deposit accounts totaling $113.4 million at December 31, 1994. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Deposits.")

    LOANS


    The Bank provides secured and unsecured loans and lines of credit for the operating and expansion needs of businesses, ranging from inventory and accounts receivable financing to equipment financing and letters of credit.
These loans are generally for terms of one year or less.   Significant
emphasis is placed on the borrower's earnings history, capitalization, secondary sources of repayment (such as accounts receivable) or highly liquid collateral (such as certificates of deposit or publicly traded stocks or bonds). The Bank also makes loans to local real estate developers for the construction of entry level to middle income single family residences and fixed and variable rate loans on
commercial real estate with terms of up to ten years.   For customers whose
loan demands exceed the Bank's legal lending limits, the Bank attempts to arrange for such loans on a participation basis with correspondent banks.
The Bank also assists customers requiring other services not offered by the Bank in obtaining such services from its correspondent banks. Commercial loans (including commercial real estate loans) totaled approximately $97.9 million and $99.2 million at December 31, 1995 and 1994, respectively.

    Since 1991, the Bank has been active in originating loans partially guaranteed by the U.S. Small Business Administration ("SBA"). These loans have maturities ranging from seven to 25 years and are guaranteed up to 90% by the SBA. The Bank usually sells the guaranteed portion of the loan for a premium, retaining the unguaranteed portion and the servicing of the loans for which it is paid a servicing fee. The Bank originated approximately $21.7 million and $20.4 million in SBA loans in 1995 and 1994, respectively. The Bank's SBA loan servicing portfolio totaled approximately $51.2 million and $41.8 million at December 31, 1995 and 1994, respectively. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Loans.")


    REAL ESTATE INVESTMENTS


    The Company has engaged in direct and indirect real estate development activities on a selective basis. At December 31, 1995, the Company remained involved in one development project. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") prohibits all insured state banks from engaging in activities which are not permitted for national banks, such as real estate development activities. Accordingly, the Bank will be divesting of this project over the next several years and will not be participating in additional real estate development activities. (See "Management's Discussion and Analysis or Plan of Operations -- Financial Condition -- Real Estate Investments," and "Description of Business -- Regulation and Supervision -- Recent Legislation and Other Matters.")


COMPETITION


    The banking business in Southern California generally is highly competitive with respect to both loans and deposits and is dominated by a number of major banks which have offices operating throughout the state and in the Company's market area. The Company actively competes for all types of deposits and loans with other banks and financial institutions located in its service area.

    Several mergers of large regional banks and large failed savings and loan associations with major banks, acquisitions of independent banks by major banks, and the failures of several independent banks in the Company's market area have significantly increased the presence of large regional banks and have reduced the number of independent banks competing in the Company's market area. Additionally, recent legislation has allowed out-of-state banks to operate in California, further increasing competition in the Bank's market area. (See "Description of Business -- Regulation and Supervision -- Recent
Legislation and Other Matters.")   Although major banks have some competitive
advantages over small independent banks, the Bank has actively tried to make the loss of local independent banks a competitive advantage by soliciting customers who prefer the personal service offered by the Bank.

     Among the advantages which the major banks have over the Company are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand, and over a more diverse geographic area. Many of the major commercial banks operating in the Company's service area offer certain services, such as trust and international banking services, which are not offered directly by the Company and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Company. The Company also competes for loans and deposits from non-bank financial institutions and intermediaries including savings and loan associations, thrift and loan associations, finance companies, credit unions, mortgage companies, insurance companies and other lending institutions.

     In order to compete with the other financial institutions in its primary service area, the Company relies principally upon local promotional activities and personal contact by its officers, directors, and employees and by providing services such as payroll, messenger, escrow accounting, and other services. The Company's promotional activities emphasize the advantages of dealing with a local bank attuned to the particular needs of the community.

REGULATION AND SUPERVISION

     The following discussion of statutes and regulations is only a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations. No assurance can be given that such statutes or regulations will not change in the future.

THE COMPANY

     The Company is subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the "Commission"). The Company is currently deemed to be a "small business issuer" as defined in the regulations and files these reports pursuant to Regulation S-B. The Company is also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the Commission under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal stockholders regarding transactions in the Company's Common Stock and short- swing profits rules promulgated by the Commission under Section 16 of the Exchange Act; and certain additional reporting requirements by principal stockholders of the Company promulgated by the Commission under Section 13 of the Exchange Act.

     The Company is a bank holding company within the meaning of the BHC Act and is registered as such with the Board of Governors of the Federal Reserve System (the "FRB"). A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the FRB and is required to obtain FRB approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank. The BHC Act further provides that the FRB shall not approve any such acquisition that would result in or further the creation of a monopoly, or the effect of which may be substantially to lessen competition, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the probable effect in meeting the convenience and needs of the community to be served.

     Furthermore, under the BHC Act, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own shares of a company engaged in activities which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     The FRB has by regulation determined that certain activities are so closely related to banking as to be a proper incident thereto within the meaning of the BHC Act. These activities include, but are not limited to: operating an industrial loan company, industrial bank, Morris Plan Bank, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing investment and financial advice; operating as a trust company in certain instances; selling travelers' checks, U.S. savings bonds and certain money orders; providing certain courier services; performing real estate appraisals; providing management consulting advice to nonaffiliated depository institutions in some instances; acting as an insurance agent for certain types of credit-related insurance and underwriting certain types of credit-related insurance; leasing property or acting as agent, broker or advisor for leasing property on a "full pay-out basis;" acting as a consumer financial counselor, including tax planning and return preparation; performing futures and options advisory services, check guarantee services and discount brokerage activities; operating a collection or credit bureau; or performing personal property appraisals.

     The FRB also has determined that certain other activities are not so closely related to banking as to be a proper incident thereto within the meaning of the BHC Act. Such activities include: real estate brokerage and syndication; real estate development; property management; underwriting of life insurance not related to credit transactions; and, with certain exceptions, securities underwriting and equity funding. In the future, the FRB may add to or delete from the list of activities permissible for bank holding companies.

THE BANK

     As the Bank's deposits are insured to a maximum of $100,000 per depositor by the FDIC, the Bank pays a quarterly assessment to the FDIC and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters. The Bank is also subject to examination by the FDIC. (See "Description of Business -- Regulation and Supervision -- Recent Legislation and Other Matters.") Like most state-chartered banks of its size in California, the Bank has chosen not to become a member of the Federal Reserve System.

     As a California state-chartered bank the Bank is also subject to regulation, supervision and regular examination by the California State Banking Department. In addition, while the Bank is not be a member of the Federal Reserve System, it is subject to certain regulations of the FRB. The regulations of these agencies govern most aspects of the Bank's business, including the making of periodic reports by the Bank, and the Bank's activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas.

     The assets of a commercial banking institution consist largely of interest-earning assets, including loans and investment securities. The liabilities of a commercial banking institution consist largely of interest-bearing liabilities, including time deposits, money market accounts and other bank borrowings. The values and yields of these assets and rates paid on these liabilities are sensitive to changes in prevailing market rates of interest. The earnings and growth of the Bank are largely dependent upon the Bank's ability to increase the amount and net yield of its interest-earning assets (as well as to control operating expenses and avoid or minimize loan and investment losses), which in turn depend upon deposit growth and the ability of the Bank to maintain a favorable differential or "spread" between the yield on interest-earning assets and the rate paid on deposits and other interest-bearing liabilities.

     Thus, the earnings and growth of the Bank are influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the FRB. The FRB implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

REGULATORY CAPITAL REQUIREMENTS

     The FRB and the FDIC have adopted substantially similar risk-based capital ratio guidelines to which the Company and the Bank, respectively, are subject. Those guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

     These regulatory guidelines divide a financial institution's capital into two tiers. The first tier ("Tier 1") includes common stockholders' equity, certain non-cumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. Supplementary ("Tier 2") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Financial institutions are required to maintain a minimum total risk-based capital ratio of 8.0%, of which one-half of the total capital must be in the form of Tier 1 capital. The regulators may, however, set higher capital requirements when an institution's particular circumstances warrant. Institutions experiencing or anticipating significant growth and institutions subject to supervisory orders and directives are expected to maintain capital ratios, including tangible capital positions, well above minimum levels.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards within 18 months of enactment of the statute to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of non-traditional activities as well as reflect the actual performance and expected risk of loss on multifamily mortgages. In August, 1992, the FRB, FDIC and the Office of the Comptroller of the Currency (the "OCC") requested comments on how the risk-based capital guidelines of each agency may be revised to take account of concentration of credit risk and the risk of nontraditional activities. The agencies indicated in September, 1993, that separate rulemaking proposals on those areas would be forthcoming. After issuing proposed rules in 1993 implementing those revisions with respect to interest rate risk the regulatory agencies indicated in June 1995 that they were amending the risk-based capital standards to state simply that bank examiners must consider interest rate risk as part of their examinations. In August, 1995, the three federal agencies proposed a joint agency policy statement which seeks to establish a uniform framework to use in measuring and assessing interest rate risk exposure in financial institutions. The measurement process described in the policy statement in intended to facilitate the banking agencies assessment of an institution's interest rate exposure and its capital adequacy. In assessing the sensitivity of an institution's economic value to changes in interest rates, the agencies are proposing to use the results of a supervisory model and for those electing to provide such analysis, the results of the institution's own internal models. These assessments will rely on data reported in regulatory Call Reports. Although still required to assess its degree of interest rate risk, institutions with (i) assets under $300 million; (ii) composite supervisory CAMEL ratings of 1 or 2; and (iii) moderate or limited holding of assets with intermediate and long-term maturity or repricing characteristics would be exempt from the new Call Report information. Call Report schedules and instructions included in the proposed policy statement will be effective March 31, 1996 for institutions required to report. An effective date of December 31, 1996 is proposed for the full implementation of this policy statement. The period for providing comments on the proposed policy statement expired October 2, 1995; however, no final action has yet been taken.

     As of December 31, 1995, the Company's total risk-based capital and Tier 1 risk-based capital ratios were 11.21% and 9.06%, respectively. As of December 31, 1995, the Bank's total risk-based capital and Tier 1 risk-based capital ratios were 11.65% and 10.40%, respectively.

     The FRB and FDIC also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. This ratio is computed by dividing Tier 1 capital, net of all intangibles, by the quarterly average of total assets. The minimum leverage ratio is 3.0% for the most highly rated institutions, and at least 100 to 200 basis points higher for institutions not meeting those standards. Pursuant to federal regulations, institutions must maintain capital levels commensurate with the level of risk, including the volume and severity of problem loans, to which they are exposed.

     As of December 31, 1995 the Company's Tier 1 leverage capital ratio was 7.17%. The Bank is currently operating under an Order to Cease and Desist with the FDIC under which it has agreed to maintain a Tier 1 leverage capital ratio of at least 7.50%, a level which is higher than the minimum required ratio. As of December 31, 1995 the Bank's Tier 1 leverage capital ratio was 8.20%. (See "Legal Proceedings.")

RECENT LEGISLATION AND OTHER MATTERS

     From time to time, legislation is proposed or enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial and non-financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. Generally speaking, many recent laws have had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial institutions, and increasing the cost of funds to banks and other depository institutions. Certain of the potentially significant laws or regulations which have been enacted recently and others which are currently under consideration by Congress or various regulatory or professional authorities are discussed below.

     FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991.

     On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law. The many areas addressed by FDICIA include, among others, capital standards, enhanced enforcement powers for the federal regulatory agencies, bank examinations and assessments, federally prescribed standards for management compensation, audit standards and procedures, insider lending, BIF recapitalization, reduction of costs to the insurance fund in the event of bank failures, use of brokered deposits, risk-based insurance premiums, deposit insurance coverage for certain accounts, and mandatory FDIC approval for all new deposit insurance. The potential regulatory burden which could be imposed upon banks by various provisions of FDICIA is considerable, and it is likely that this legislation will have a substantial effect on the operations of all banks. Certain of the most potentially significant changes which have been enacted or promulgated and proposals which have been made recently are discussed below.

     PROMPT CORRECTIVE ACTION. Among the most significant aspects of FDICIA are the prompt corrective action requirements codified in Section 38 of the Federal Deposit Insurance Act ("Section 38"). Under Section 38, the federal bank regulatory agencies are required to establish five capital categories for all depository institutions, based on leverage limit and risk-based capital requirements established by those agencies. Section 38 established a framework of supervisory actions indexed to the capital category of each depository institution. Thus, as a bank's capital ratios fall, it becomes subject to a series of increasingly restrictive actions. Those five capital categories are termed "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

     The FDIC's implementing regulations under Section 38 are set forth in 12 CFR Part 325, Subpart B ("Subpart B") of the FDIC's Regulations. The principal focus of Subpart B (substantially similar versions of which have been promulgated by the other federal banking agencies) was to define each of the five capital categories established by FDICIA. The "well capitalized" category is defined as including any institution with a ratio of Tier 1 capital to adjusted total assets ("leverage capital ratio") of 5.0% or greater; a ratio of Tier 1 capital to total risk-weighted assets ("Tier 1 risk-based capital ratio") of 6.0% or greater; and a ratio of total capital to total risk-weighted assets ("Total risk-based capital ratio") of 10.0% or greater, provided that such institution is not subject to a regulatory order, agreement or directive to meet and maintain a specified capital level.

     An institution is deemed to be adequately capitalized if it has a leverage capital ratio of 4.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater and a total risk-based capital ratio of 8.0% or greater. If a bank's leverage capital ratio or Tier 1 risk-based capital ratio were to fall below 4.0% or if its total risk-based capital ratio were to fall below 8.0%, it would be deemed to be "undercapitalized" under Section 38 and Subpart B. State banks which fall within the "undercapitalized" capital category are subject to certain mandatory restrictions and directives imposed by the FDIC under FDICIA. Those restrictions and directives include, among others, the following: (i) submission of a written capital restoration plan which specifies (a) the steps the bank will take to become adequately capitalized, (b) the levels of capital to be obtained during each year in which the plan will be in effect, -C- how the bank will comply with all of the mandatory restrictions described in this paragraph, and (d) the types and levels of activities in which the bank will engage; (ii) a restriction upon the growth of a bank's average total assets during any calendar quarter in excess of its average total assets during the preceding calendar quarter (unless specific certain conditions are met); (iii) a prohibition against making any acquisition, opening any new branch offices or engaging in any new line of business without prior FDIC approval; (iv) a restriction upon the payment of cash dividends if, after payment of such dividend, the bank would be undercapitalized; and (v) a prohibition upon the payment of any management fee to any person having control of that bank if, after making the payment, the bank would be undercapitalized.

     Additionally, the FDIC has discretionary authority to take further supervisory actions against an "undercapitalized" bank if it determines that those actions are necessary to carry out the purpose of the prompt corrective action provisions of FDICIA. Furthermore, a bank's capital category could be further downgraded (but not below "significantly undercapitalized") if the FDIC determines, based on other factors such as safety and soundness concerns, that a lower capital category is more appropriate.

     If at any time a bank's total risk-based capital ratio falls below 6.0%, or if either its Tier 1 risk-based capital ratio or its leverage capital ratio falls below 3.0%, the bank would be deemed to be "significantly undercapitalized" as defined in Subpart B. Banks which fall within the "significantly undercapitalized" category, or banks which fall within the "undercapitalized" category and which are subject to the FDIC's discretionary authority as discussed above, will be subject to, among other things, one or more of the following actions: (i) a directive that the bank raise adequate capital to meet minimum capital requirements by selling voting shares; (ii) a requirement that the bank be merged with or acquired by another institution if one or more grounds exist for the appointment of a receiver; (iii) restrictions on transactions with affiliates; (iv) restrictions on interest rates on deposits to "prevailing rates" on deposits of comparable amounts and maturities in the area (on a prospective basis only); (v) restrictions on asset growth which are more stringent than the mandatory restrictions imposed upon "undercapitalized" banks, or directives requiring the reduction of a bank's total assets; (vi) restrictions on activities by the bank which the FDIC believes pose excessive risk; (vii) directives regarding the election of a new board of directors, dismissal of specified directors or senior executive officers, and/or the employment of qualified senior executive officers; (viii) prohibitions upon the bank from accepting deposits from correspondent banks; and (ix) prohibitions upon the payment of any bonus to a senior executive officer or increasing such officer's compensation above the average rate of compensation paid to him during the past 12 months without prior FDIC approval.

     If a Bank's ratio of tangible equity capital to adjusted total assets (essentially the same as the leverage capital ratio for purposes of the Bank) were to equal or fall below 2%, the bank would be deemed to be "critically undercapitalized" as defined in Subpart B. Within 90 days after a state bank becomes critically undercapitalized, the FDIC must either appoint a receiver or conservator or take such other actions which the FDIC determines would better achieve the purpose of the prompt corrective action provisions of FDICIA, after documenting why the alternative action would better achieve that purpose.

     Periodic re-determinations are required every 90 days, and in any event a receiver must be appointed (with exceptions under certain circumstances) after 270 days, if the bank's average capital during such period is below the critical level. A limited exception exists for banks which the FDIC determines have positive net worth, have been in substantial compliance with an approved capital restoration plan, are profitable or have an upward trend in earnings, and are reducing the ratio of non-performing loans to total loans, provided the Chairman of the FDIC's Board of Directors certifies in writing that the bank is viable and not expected to fail.

     Critically undercapitalized state nonmember banks must also comply with restrictions on activities to be prescribed by the FDIC in each individual case, which restrictions will consist at a minimum of prohibitions on (i) entering into material transactions other than in the ordinary course of business, including certain investments, sales of assets, acquisitions or similar actions; (ii) extending credit for highly leveraged transactions;
(iii) amending a bank's charter or bylaws (except to the extent necessary to carry out the requirement of any law, regulation or order); (iv) making any material change in accounting methods; (v) engaging in transactions with affiliates; (vi) paying excessive compensation or bonuses; (vii) paying interest on new or renewed liabilities above a specified rate; or (viii) within 60 days of becoming critically undercapitalized, making any payment of principal or interest on any of a bank's subordinated debt (with limited exceptions).

     IMPROVED EXAMINATIONS. All insured depository institutions must undergo a full-scope, on-site examination by their appropriate federal banking agency at least once every 12 months. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate.

     STANDARDS FOR SAFETY AND SOUNDNESS. FDICIA requires the federal banking agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to internal controls, loan documentation, credit underwriting, asset quality, interest rate exposure, asset growth and employee compensation. Standards must also be prescribed for classified loans, earnings and the minimum ratio of market value to book value for publicly traded shares. FDICIA also requires the federal banking agencies to issue uniform regulations prescribing standards for real estate lending that are to consider such factors as the risk to the deposit insurance fund, the need for safe and sound operation of insured depository institutions and the availability of credit. Furthermore, FDICIA requires the federal banking agencies to establish standards prohibiting compensation, fees and benefit arrangements that are excessive or could lead to financial loss. Effective August 9, 1995, the FDIC and the other federal banking agencies issued final regulations concerning the safety and soundness standards required to be prescribed by FDICIA.

     The FDIC and the other federal banking agencies have also issued final regulations prescribing uniform guidelines for real estate lending, which require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan-to-value limits that do not exceed the supervisory limits prescribed by the regulations.

     RISK-BASED PREMIUMS. Under the FDIC's final regulations implementing the risk-based premium system mandated by FDICIA, which regulations became effective January 1, 1994, insured depository institutions are now required to pay insurance premiums depending on their risk classification. Those regulations were amended effective September 15, 1995 to lower the annual assessments of commercial banks within a range of four cents per $100 of deposits to 31 cents per $100 of deposits from the current range of 23 cents to 31 cents per $100 of deposits. To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios. A well capitalized institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% leverage capital ratio. An adequately capitalized institution will have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% leverage capital ratio. An undercapitalized institution will be one that does not meet either of the above definitions. The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analysis of financial statements and other information relevant to evaluating the risk posed by the institution. As a result, and as the designated ratio of the FDIC's reserves to total insured deposits of 1.25% has been achieved, the annual assessment rates within each of three capital categories are currently as follows (expressed as cents per $100 of deposits):

                                            SUPERVISORY SUBGROUP
                                            --------------------
                                              A        B      C
                                             ---      ---    ---
              Well capitalized . . . . . .     0       3      17
              Adequately capitalized . . .     3      10      24
              Undercapitalized . . . . . .    10      24      27


     PROHIBITED ACTIVITIES. FDICIA prohibits insured state-chartered banks and their majority-owned subsidiaries from conducting activities "as principal" of a type or amount not permitted for national banks, including real estate developments and investments in certain equity securities, and mandates divestiture of these investments by December 19, 1996. A bank, however, may engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the deposit insurance funds. Activities defined by the FRB as "closely related to banking," securities activities conducted in a subsidiary, and certain stock holdings by a majority-owned subsidiary are permissible. (See "Description of Business -- Regulation and Supervision -- The Company.") Banks holding prohibited equity investments are required to submit a plan of divestiture to the FDIC. The law does provide a partial exception for certain stock and mutual fund ownership, allowing a bank to retain or acquire new qualifying equity investments upon approval. The Bank has filed divestiture plans with the FDIC for the divestiture of such investments. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Real Estate Investments" and "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Investments.")

     The impact of FDICIA on the Bank is uncertain, especially as many of the regulations promulgated thereunder have only been recently adopted and certain of the law's provisions still need to be defined through future regulatory action. Certain provisions, such as the recently adopted real estate lending standards and the operational and managerial standards governing, among other things, employee compensation, fees, asset quality, earnings and stock valuation may affect the way in which the Bank conducts its business, and other provisions, such as those relating to interest rate risk and the establishment of a risk-based premium system, may adversely affect the Bank's results of operations.

     THE RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT OF 1994.

     On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. The most salient features of the Interstate Banking Act are set forth below.

     INTERSTATE BANK MERGERS. Commencing June 1, 1997, a bank in one state generally will be permitted to merge with a bank located in another state without the need for explicit state law authorization. However, states can prohibit interstate mergers involving state banks they have chartered, or national banks having a main office in such state, if they "opt-out" of this portion of the federal legislation (i.e., enact state legislation that prohibits merger transactions involving out-of-state banks) prior to June 1, 1997. Such state legislation must apply equally to all out-of-state banks. Alternatively, interstate bank mergers can be approved under the Interstate Banking Act prior to June 1, 1997, if the home state of each bank involved in the subject transaction has enacted legislation prior to the time of such approval that expressly permits the interstate merger and such legislation applies equally to all out-of-state banks.

     BANK HOLDING COMPANY ACQUISITIONS. As of September 29, 1995, bank holding companies are permitted to acquire banks located in any state, provided that the bank holding company is both adequately capitalized and adequately managed. This new law is subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquiror would control more then 10 percent of the deposits held by insured depository institutions nationwide or 30 percent or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

     DE NOVO BRANCHING. A bank may establish and operate DE NOVO branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

     OTHER PROVISIONS. Among other things, the Interstate Banking Act amends the Community Reinvestment Act to require that in the event a bank has interstate branches, the appropriate federal banking regulatory agency must prepare for such institution a written evaluation of the bank's record of performance and the bank's performance in each applicable state. Commencing June 1, 1997, interstate branches will be prohibited from being used as deposit production offices; foreign banks will be permitted to establish branches in any state other than its home state to the same extent that a bank chartered by the foreign bank's home state may establish such branches; and certain procedural safeguards have been imposed upon the Comptroller of the Currency prior to preempting state laws regarding community reinvestment, consumer production, fair lending and establishment of interstate branches, whether or not related to interstate branching. It is impossible to ascertain at this time with any degree of certainty what impact the Interstate Banking Act will have on the banking industry in general and the Bank in particular.

     RIEGLE COMMUNITY DEVELOPMENT AND REGULATORY IMPROVEMENT ACT OF 1994.

     On September 23, 1994, President Clinton signed into law the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Regulatory Improvement Act"). The Regulatory Improvement Act provides regulatory relief for both large and small banks by, among other things, reducing the burden of regulatory examinations, streamlining bank holding company procedures and establishing a formal regulatory appeals process. The Regulatory Improvement Act also addresses a variety of other topics, including, but not limited to, RESPA, call reports, insider lending, money laundering, currency transaction reports, management interlocks, foreign accounts, mortgage servicing and credit card receivables. The most salient provisions of the Regulatory Improvement Act are set forth below.

     REGULATORY EXAMINATIONS. The Regulatory Improvement Act greatly expands the number of small banks eligible for extended examination cycles. Currently, all banks must be examined annually, with only well-capitalized and well-managed CAMEL 1 rated banks under $100 million in assets granted an 18-month cycle. The Regulatory Improvement Act (i) permits CAMEL 1 rated banks with under $250 million in assets to be examined every 18 months; (ii) with certain eligibility requirements, allows well-managed and well-capitalized CAMEL 2 rated institutions with no more than $100 million in assets to be examined every 18 months; and (iii) grants federal bank regulatory agencies the authority, two years from the date of enactment of this legislation, to permit well-managed and well-capitalized CAMEL 2 rated banks with $175 million in assets or less that 18-month examination cycle if consistent with safety and soundness principles.

     BANK HOLDING COMPANY PROCEDURES. The Regulatory Improvement Act provides new procedures for forming a bank holding company. Although the information required to be provided in a bank holding company application remains essentially the same, the formal review process now involves only a 30-day processing period. This streamlined procedure is available only for entities where the shareholder interests before and after the reorganization remain essentially the same, the bank is either well-capitalized or adequately-capitalized after the reorganization, the bank holding company meets all of the capital and other requirements of the FRB, and the bank holding company does not engage in any activities other than managing or controlling a subsidiary bank(s). Additionally, the Regulatory Improvement Act formally amends the Securities Act of 1933 to provide that securities issued by a bank holding company in its initial reorganization are securities exempt from federal registration requirements and, therefore, no registration statement is required to be filed with the SEC in connection with the reorganization. To qualify for such an exemption, (i) the bank holding company must have no significant assets other than the securities of the bank, (ii) the shareholders must maintain the same proportional interest before and after the reorganization, and (iii) the bank holding company must have the same assets and liabilities on a consolidated basis as the bank prior to the reorganization. This securities exemption is not available for future offerings of securities of the reorganized holding company.

     REGULATORY APPEALS. The establishment by each of the federal bank regulatory agencies of an internal regulatory appeals process for all insured depository institutions is required by the Regulatory Improvement Act within six months of the legislation's enactment. The appeals process must include appropriate safeguards to protect an institution from retaliation by examiners. Each such agency is also required to appoint an ombudsman to facilitate this process.

     OTHER PROVISIONS. In addition to the provisions described above, the Regulatory Improvement Act, among other things, (i) allows regulators to issue guidelines instead of regulations on asset quality, earnings and stock valuation standards, and to exclude bank holding companies from such requirements; (ii) provides an exemption from RESPA requirements for certain business and agricultural transactions; (iii) repeals the requirement that call report data be published in local newspapers; (iv) eliminates the requirement that prior approval of the board of directors be granted before an institution may make a loan to an executive officer that is secured by a first lien on that officer's residence; (v) reduces the geographic residency requirements for national bank boards of directors; (vi) reduces the waiting period before effecting a merger after receipt of all regulatory approvals from 30 to 15 days in certain circumstances; (vii) streamlines the current money laundering laws and currency transaction reporting requirements; (viii) provides relief in the collateralization of public deposits in order to provide banks and public entities with greater comfort with respect to the risk of loss of such deposits; (ix) amends the Depository Institution Management Interlocks Act by adding certain conditions to management interlocks and extending the grandfathering authority for otherwise prohibited management interlocks for an additional five years; (x) clarifies the potential contractual liability of banks for foreign accounts;
(xi) reduces calculation and disclosure requirements under the mortgage servicing transfer rules; and (xii) grants the FDIC the authority to waive its right of repudiation on sales of credit card receivables.

     Although the above-described provisions as well as numerous other provisions of the Regulatory Improvement Act should reduce the regulatory burden currently imposed on banks, it is not possible to ascertain the precise effect such provisions will have on the Bank.

     OMNIBUS BUDGET RECONCILIATION ACT OF 1993.

     In August, 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993 (the "Budget Reconciliation Act"). Major provisions of the Budget Reconciliation Act that have had an effect on the Bank or will most likely have an effect on the Bank in the future include the following: (i) the corporate income tax rate was increased from 34% to 35% for certain levels of taxable income; (ii) new mark-to-market rules for tax purposes with regard to securities held for sale by the Bank; (iii) since the beginning of 1994, the amount of business meals and entertainment expenses that are disallowed has increased to 50% disallowance; (iv) club dues and lobbying expenses are no longer deductible; and (v) certain intangible assets, including goodwill, are now amortized over a period of 15 years. The Bank does not expect the provisions of the Budget Reconciliation Act to have a material effect on its financial condition or results of operations.

     CALDERA, WEGGELAND, AND KILLEA CALIFORNIA INTERSTATE BANKING AND BRANCHING ACT OF 1995.

     On September 28, 1995, California Governor Pete Wilson signed into law the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "Caldera Weggeland Act"). The Caldera Weggeland Act, which became effective on October 2, 1995, is designed to implement important provisions of the Interstate Banking Act (See "Description of Business --Regulation and Supervision -- Recent Legislation and Other Matters -- The Riegle Neal Interstate Banking and Branching Efficiency Act of 1994" herein) and repeal or modify provisions of the California Financial Code which are obsolete or impose undue regulatory burdens. A summary of the most significant provisions of the Caldera Weggeland Act is set forth below.

     REPEAL OF THE CALIFORNIA BANKING ACT OF 1986. The California Interstate (National) Banking Act of 1986 (the "1986 Act"), which was adopted to permit and regulate interstate banking in California, was largely preempted by the Interstate Banking Act. Consequently, the Caldera Weggeland Act repealed the 1986 Act in its entirety. Under the 1986 Act, among other things, an out-of-state bank holding company was not permitted to establish a DE NOVO California bank except for the purpose of taking over the deposits of a closed bank. The repeal of the 1986 Act eliminates this restriction.

     INTERSTATE BANKING. The Interstate Banking Act provides that bank holding companies are permitted to acquire banks located in any state so long as the bank holding company is both adequately capitalized and adequately managed (subject to certain minimum age requirements of the target bank) and, provided that, if the acquisition would result in a deposit concentration in excess of 30 percent in the state in which the target bank has branches, the responsible federal banking agency may not approve such acquisition unless, among other alternatives, the acquisition is approved by the state bank supervisor of that state. The Caldera Weggeland Act authorizes the California Superintendent of Banks (the "Superintendent") to approve such an interstate acquisition if the Superintendent finds that the transaction is consistent with public convenience and advantage in California.

     INTERSTATE BRANCHING. Effective June 1, 1997, the Interstate Banking Act permits a bank, which is located in one state (the "home state") and which does not already have a branch office in a second state (the "host state"), to establish a branch office in the host state through acquisition by merging with a bank located in the host state. The Interstate Banking Act also permits each state to either "opt-out" from this legislation, i.e., prohibit all interstate mergers, or "opt-in-early," i.e., enact a law authorizing interstate branching in advance of the June 1, 1997 effective date of the Interstate Banking Act. Additionally, the Interstate Banking Act permits a host state to authorize interstate entry by acquisition of a branch office of a host state bank or by establishment of a DE NOVO branch office in the host state.

     By means of the Caldera Weggeland Act, the State of California has elected to "opt-in-early" to interstate branching by permitting a foreign (other state) bank to acquire an entire California bank by merger or purchase and thereby establish one or more California branch offices. The Caldera Weggeland Act expressly prohibits a foreign (other state) bank which does not already have a California branch office from (i) purchasing a branch office of a California bank (as opposed to the entire bank) and thereby establishing a California branch office or (ii) establishing a California branch office on a DE NOVO basis.

     AGENCY. The Caldera Weggeland Act permits California state banks, with the approval of the Superintendent, to establish agency relationships with FDIC-insured banks and savings associations. While the Interstate Banking Act authorizes agency relationships only between subsidiaries of a bank holding company, the Caldera Weggeland Act is more expansive in that it permits California state banks to establish agency relationships with both affiliated and unaffiliated depository institutions. Additionally, the list of authorized agency activities was expanded by this California statute to include, in addition to the activities listed in the Interstate Banking Act, evaluating loan applications and disbursing loan funds. The general law on agency applies to these relationships and the Superintendent is authorized to promulgate regulations for the supervision of such activities.

     REGULATORY RELIEF. In addition to many provisions enacted to implement the Interstate Banking Act, the Caldera Weggeland Act provides for regulatory relief, including (i) authorization for the Superintendent to exempt banks from the requirement of obtaining approval prior to establishing or relocating a branch office or place of business; (ii) repeal of the requirement of directors' oaths; (iii) repeal of the aggregate limit on the amount a California bank may lend on the security of real property; and (iv) elimination of the requirement that a California state bank publish in a newspaper its condensed statement of condition on a quarterly basis.

     As the Caldera Weggeland Act has only recently been enacted, it is impossible to predict with any degree of certainty what impact it will have on the banking industry in general and the Bank in particular.

     Other legislative and regulatory initiatives which could affect the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the United States Congress, the California legislature and other governmental bodies in the future. These proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies may propose rules and regulations to implement and to enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations will be enacted or the extent to which the business of the Bank would be affected thereby.

ACCOUNTING CHANGES

     In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 establishes a fair value-based method of accounting for stock options and other equity instruments. Fair value is determined based on the stock price at the date the options are granted. The fair value method of accounting for stock options and other instruments involves measuring and recording compensation costs as the excess of the fair value of the equity instrument over the amount paid by the grantee. It requires the use of that method for transactions with other than employees and encourages its use for transactions with employees. It permits entities to elect to continue to use the intrinsic value method included in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), which generally results in no compensation cost for most stock option plans. Entities choosing this option would, however, have to disclose in the notes to the financial statements pro forma net income and earnings per share as if the had elected to implement SFAS No. 123.

     The recognition requirements for transactions with other than employees applies for transactions entered into after December 15, 1995. The recognition alternative of the fair value -based method for transactions with employees may be implemented immediately upon issuance of SFAS No. 123. The disclosure requirements, which apply regardless of the recognition method chosen, are applicable for financial statements for fiscal years beginning after December 15, 1995. The Company intends to elect to continue to account for stock options issued to employees in accordance with APBO No. 25. The Company has not, and does not intend to issue stock based compensation to non-employees and therefore Management does not expect this change in accounting principle to have a material effect on the Company's results of operations.

     In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", an amendment of SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 modifies the treatment of the capitalization of servicing rights by mortgage banking enterprises, eliminating the differing accounting treatments for servicing rights acquired through loan origination and those acquired through purchase transactions. SFAS No. 122 requires that mortgage servicing rights, whether acquired through loan origination or through purchase transactions be capitalized and amortized in proportion to and over the period of estimated net servicing income and should be evaluated for impairment based on their fair value. Although it has been in the past, the Company is not currently involved in mortgage banking activities and Management does not expect this change in accounting principle to have a material effect on the Company's results of operations. SFAS No. 122 is applicable for financial statements for fiscal years beginning after December 15, 1995.

     In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires the separation of long-lived assets and certain identifiable intangible assets into two categories for purposes of accounting for impairment of assets: those to be held and used and those to be disposed of. The assets to be held and used must be reviewed whenever events and circumstances indicate the carrying value may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset. An impairment loss shall be recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Generally, assets to be disposed of are to be carried at the lower of amortized cost or net realizable value. SFAS No. 121 is applicable for financial statements for fiscal years beginning after December 15, 1995 Management does not believe that this change in accounting principle will have a material effect on the Company's results of operations.

     In May, 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments would be classified in three categories and accounted for as follows: (i) debt and equity securities where the entity has the positive intent and ability to hold to maturity would be classified as "held-to-maturity" and reported at amortized cost; (ii) debt and equity securities that are held for current resale would be classified as "trading securities" and reported at fair value, with unrealized gain and losses included in earnings; and (iii) debt and equity securities not classified as either securities "held-to-maturity" or "trading securities" would be classified as securities "available-for-sale," and reported at fair value, excluded from earnings and the valuation adjustment, net of tax, reported as a separate component of stockholders' equity. The rule applies to financial statements for fiscal years beginning in 1994. Securities classified as "available-for-sale" are reported at their fair value at the end of each fiscal quarter. Accordingly, the value of such securities fluctuates based on changes in interest rates. Generally, an increase in interest rates will result in a decline in the value of investment securities available-for-sale, while a decline in interest rates will result in an increase in the value of such securities. Therefore, to the extent that the Company has any investment securities classified as available-for-sale, the value of those investment securities and the Company's stockholders' equity would be subject to fluctuation based on changes in interest rates. As a consequence, the Company's capital levels (except those for regulatory capital purposes) could change based solely on fluctuations in interest rates and fluctuations in the value of investment securities available-for-sale. The Company adopted SFAS No. 115 effective January 1, 1994. As the Company did not hold any securities classified, at that time or during 1995 or 1994 as "trading securities", the adoption of SFAS No. 115 did not impact the earnings of the Company for the years ended December 31, 1995 or 1994 As of December 31, 1995 and 1994, the Company reported, as a separate component of retained earnings, an increase of $163,000 and a reduction of $210,000 for securities classified as "available-for-sale", respectively.

     In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" which requires the Company to record a valuation allowance and recognize a loss when it becomes probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of the loss is to be calculated based upon one of three methods depending on the characteristics of the loan: (i) the present value of the expected future cash flows discounted at the loans effective interest rate, (ii) the loan's observable market value, if one exists or (iii) the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by creating a valuation allowance with a corresponding charge to bad debt expense. This statement also applies to restructured loans and eliminates the requirement to account for loans that are in-substance foreclosures as foreclosed assets. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", an amendment of SFAS No. 114. SFAS 118 eliminated certain provisions of SFAS No. 114 regarding how a creditor should report income on an impaired loan and clarified SFAS No. 114's disclosure requirements SFAS No. 114 and 118 are effective for financial statements issued for fiscal years beginning after December 15, 1994. Management does not believe that the implementation of this change in accounting principle has had a material effect upon the Company's results of operation.

EMPLOYEES

     As of December 31, 1995, the Company had 156 full-time employees and 65 part-time employees. The Company's Management believes that its employee relations are satisfactory.

SELECTED STATISTICAL INFORMATION

     Selected statistical information relating to the Company has been included in Management's Discussion and Analysis or Plan of Operations.

ITEM 2. DESCRIPTION OF PROPERTY.

     The following properties (real properties and/or improvements thereon) are owned by the Company or the Bank and are unencumbered. In the opinion of Management all properties are adequately covered by insurance.

                                                                                    SQUARE FEET OF
     LOCATION                         USE OF FACILITIES                              OFFICE SPACE
     --------                         -----------------                             --------------
2025 Vineyard Avenue                   Branch Office                                      6,100
Escondido, California

1000 West San Marcos Blvd              Branch Office                                      6,100
San Marcos, California

27425 Ynez Road                        Branch Office                                      4,200
Temecula, California

568 North Tulip Street                 Data Processing, Operations                       11,500
Escondido, California                  Center, Records and Purchasing Departments

499 East Sixth Street                  Branch Office                                      9,700
Beaumont, California

1735 West Ramsey Street                Branch Office and Leasable                        14,939
Banning, California                    Retail Space

41500 Ivy Street                       Branch Office (Temporary                           2,160
Murrieta, California                   Facility)


     The following facilities are leased by the Company or the Bank:

                                                 SQUARE FEET OF   MONTHLY RENT        TERM OF
     LOCATION                USE OF FACILITIES    OFFICE SPACE    AS OF 12/31/95       LEASE
     --------                -----------------   --------------   --------------   ------------
444 S. Escondido Boulevard   Main Banking Office,     26,100         $30,612       March 31, 2006
Escondido, California        Administrative Offices                                 (2 5-year exten-
                                                                                    sion options)

8085 Clairemont Mesa         Branch Office            5,200          $12,910       September 30, 2003
 Boulevard                                                                          (3 10-year exten-
San Diego, California                                                               sion options)

27403 Ynez Road              Loan Production Office   1,090          $745          October 31, 1997
Temecula, California

ITEM 3.  LEGAL PROCEEDINGS


    On April 20, 1994, the Bank reached an informal agreement with the FDIC and the California Superintendent of Banks (the "Superintendent") to take or refrain from taking certain actions, including among other things: (i) maintaining a ratio of Tier 1 leverage capital to adjusted total assets of at least 6.75% (See "Description of the Business -- Regulation and Supervision --Regulatory Capital Requirements" herein for a definition of Tier 1 capital), (ii) maintaining an adequate allowance for loan losses, (iii) reducing classified assets to certain specified levels within prescribed time parameters, and (iv) not paying cash dividends unless, after the payment of such dividends, its Tier 1 leverage capital ratio would be at least 6.75%. This informal agreement superseded a similar informal agreement entered into in March 1993.

    On May 6, 1995 the Bank entered into an Order to Cease and Desist with FDIC (the "Order"), a formal enforcement action pursuant to Section 8(b) of the Federal Deposit Insurance Act, as amended (the "FDI Act"). The provisions of the Order are substantially similar to those under the informal agreement. The FDIC requested the Bank enter into the Order to correct certain unsatisfactory conditions disclosed in the FDIC's Report of Examination of the Bank as of October 5, 1994 (the "1994 Examination"). The 1994 Examination determined that the Bank had inadequate capital, had continued high asset classifications, had an inadequate allowance for loan losses, had experienced continued deterioration of earnings, failed to comply fully with the informal agreement and required improvements in certain internal routines and controls. The provisions of the Order are intended to address certain criticisms cited in the 1994 Examination as well as certain other matters. The Order replaced the informal agreement with respect to the FDIC. The informal agreement continues in effect with respect to the Superintendent who was not a party to the Order.

    The Order required, among other things, that the Bank; (i) by June 30, 1995 increase its ratio of Tier 1 capital to adjusted total assets to at least seven and one-quarter percent (7.25%) and by September 30, 1995, achieve and thereafter maintain a ratio of Tier 1 capital to adjusted total assets of at least seven and one-half percent (7.50%); (ii) shall not pay cash dividends without the prior written consent of the FDIC; (iii) by September 30, 1995 submit a revised strategic plan to the FDIC; (iv) within 60 days of the effective date of the Order, submit a plan to the FDIC to control overhead; (v) reduce the level of the Bank's classified assets to agreed upon levels within certain time frames; and (vi) improve certain other internal routines and controls . Throughout 1995 the Company devoted significant resources to assure its compliance with the requirements of the Order, including the completion, in August 1995, of a private placement of 228,194 shares common stock for $1.7 million, $1 million of which was contributed to the Bank as additional Tier 1 capital.

    In December 1995 the Bank was again examined by the FDIC and the Superintendent. The Bank received the results of its examination by the Superintendent on February 28, 1996. The examination report concluded that the Bank had made significant progress in correcting the deficiencies addressed in the informal agreement and that the Superintendent was terminating the informal agreement effective February 26, 1996. The Bank received the results of its examination by the FDIC on March 7, 1996. The FDIC Safety and Soundness examination report concluded that the Bank had achieved full compliance with the Order and had made notable improvements in its operations since the last Safety and Soundness examination although the FDIC has lingering concerns resulting from the exceptions noted in FDIC Compliance and Electronic Data Processing ("EDP") reports of examination. Based upon this examination the FDIC has informally indicated its preliminary intent to terminate the Order and, pending Management's written response to the Safety and Soundness examination report as well as its responses to both the Compliance and EDP reports of examination, may propose that the Bank enter into a new informal enforcement action the terms of which are currently unknown. Additionally, the FDIC has stated that the Bank should: (i) maintain an adequate level of capital, (ii) continue to reduce its overall level of classified assets, (iii) strengthen certain credit review procedures, (iv) increase and stabilize its earnings, and (v) correct certain deficiencies in its internal audit and regulatory compliance programs.

    As a bank holding company without significant assets other than its equity interest in the Bank, the Company's ability to service its debt obligations depends upon the dividends it receives from the Bank. Under the Order the Bank has agreed not to pay cash dividends without the prior consent of the FDIC. Management expects that under the informal agreement to be proposed by the FDIC a certain level of Tier 1 capital will be required to be maintained. It is uncertain what restrictions, if any, on the payment of cash dividends will be agreed to. The Company's private placement of common stock in 1995 generated sufficient cash to allow the Company to meet its debt obligations for approximately 18 months without reliance on dividends from the Bank. (See "Management's Discussion and Analysis or Plan of Operations -- Capital Resources.")


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         Not applicable.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


(a) MARKET INFORMATION


    The Company's Common Stock is traded in the over-the-counter market, but is not included for quotation on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), nor is it listed on any exchange. Trading in the Company's Common Stock has been infrequent, and such trades cannot be characterized as constituting an active trading market. Based on information provided by the Company's transfer agent, Management believes that approximately 38,000 and 171,000 shares were traded in each of 1995 and 1994, respectively. Management is aware of twelve securities dealers that make a market for the Company's Common Stock. As reported by the National Daily Quotation Service, bid prices for the Common Stock ranged from a low of $5.00 to a high of $8.50 during 1995 and from a low of $3.50 to a high of $7.75 during 1994. These quotes reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily have represented actual transactions. There may have been transactions at other prices during that time. At March 8, 1996 the bid price was $8.75. The following table provides information with respect to the range of high and low bid prices for the Company's stock for each quarterly period for 1995 and 1994:

                              1995                              1994
                     ----------------------            ----------------------
                          High      Low                    High      Low
                          ----      ---                    ----      ---

First Quarter             $6.50     $5.00                  $5.25     $3.50

Second Quarter             7.25      5.50                   6.75      5.00

Third Quarter              8.00      5.50                   7.75      6.125

Fourth Quarter             8.50      7.00                   7.75      6.25



(b) HOLDERS


    On March 8, 1996 there were approximately 1,100 stockholders of record of the Common Stock.

(c) DIVIDENDS


    As a bank holding company without significant assets other than its equity interest in the Bank, the Company's ability to pay dividends primarily depends upon the dividends it receives from the Bank. The Bank currently has outstanding 75,000 shares of noncumulative preferred stock with a $2.00 per share annual dividend and 166,677 shares of noncumulative preferred stock with a $0.72 per share annual dividend. The Bank has no present intention to pay dividends to the Company other than in amounts sufficient to cover the Company's interest and operating expenses. (See "Description of the Business --Supervision and Regulation -- The Bank" and "Legal Proceedings"). As with the Company, any change in the Bank's dividend practices will depend upon the Bank's earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Bank's Board of Directors at that time. There are also legal limitations on the amounts of loans and other advances that can be made by the Bank to the Company. (See "Business -- Regulation and Supervision -- The Bank.")

    Furthermore, under the terms of the Order entered into with the FDIC in May 1995, the Bank has agreed not to pay a cash dividend to the Company unless the payment of such dividend is approved in advance by the FDIC.
Based upon the results of the Bank's most recent FDIC examination, the FDIC informally indicated its preliminary intent to release the Bank from the Order and may proposed that the Bank agree to a new informal agreement. It is currently unknown at this time what restrictions, if any, on the payment of cash dividends will be agreed to. (See "Legal Proceedings" and "Management's Discussion and Analysis or Plan of Operation -- Capital Resources.")

    The Company's ability to pay dividends is also limited by state corporation law. The California General Corporation Law prohibits the Company from paying dividends on the Common Stock unless: (1) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (2) immediately after giving effect to the dividend the sum of the Company's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of the current liabilities.

    The Company's practice has been to retain earnings to provide funds for the operation and expansion of its business. Accordingly, the Company has not paid any cash dividends on its Common Stock since 1984. Management has no current plans to pay cash dividends in the foreseeable future. However, the Board's practice is to review annually the advisability of paying cash dividends based upon the Company's earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Board of Directors at that time.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


    The following analysis of the Company's financial condition and results of operations for the years ended December 31, 1995 and 1994 should be read in conjunction with the consolidated financial statements and the notes related thereto, and with reference to the discussion of the operations and other financial information presented elsewhere in this report. For purposes of calculating the financial ratios, average balances are comprised of both average Company and Bank balances. Bank average balances are based upon daily average balances, and Company average balances are based upon month end balances.

FINANCIAL CONDITION


SUMMARY


    Total assets of the Company decreased 4.0%, or $9.9 million, to $237.0 million at December 31, 1995 from $246.8 million at December 31, 1994. This decrease is largely due to Management's efforts to control the growth of the Company, thereby helping maintain a Tier 1 capital ratio which complies with the Order. A large volume of the decrease is due to Management's decision to stop offering special services to title and escrow company depositors, resulting in the loss of approximately $13 million in noninterest-bearing deposit accounts. Total gross loans decreased 2.8% or $4.6 million to $162.0
million at December 31, 1995 from $166.6 million at December 31, 1994.    In
addition to Management's efforts to control the Company's growth, the decline in loans also reflects the continued low level of economic activity and loan demand among qualified borrowers in the Company's market area. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Loans".) Total average deposits declined 5.5% or $12.3 million to $210.3 million at December 31, 1995 from $222.6 million at December 31, 1994. The loss of title and escrow company deposits noted above resulted in total noninterest-bearing demand deposits to decline 11.2% or $8.9 million to $70.7 million at December 31, 1995 from $79.7 million at December 31, 1994. Total interest-bearing deposits declined as well, falling 2.3% or $3.3 million to $143.1 million at December 31, 1995 from $146.5 million at December 31, 1994. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Deposits".) Net income of the Company increased to $1.5 million for 1995 as compared to $85,000 for 1994. This increase was primarily due to an increase in net interest income of $1.0 million and a decrease in other expenses of $1.2 million, offset by an increase in provision for loan and lease losses of $171,000.

    Total assets of the Company increased 2.9%, or $6.9 million, to $246.8 million at December 31, 1994 from $239.9 million at December 31, 1993. This increase is primarily attributable to an increase in investment securities of $13.9 million or 104.7%, reflecting the generally slow loan demand the Company experienced in 1994. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Investment Portfolio".) Total loans were $166.6 million at December 31, 1994, an increase of $1.2 million from $165.4 million at the end of 1993. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Loans".) Total deposits increased $6.8 million, or 3.1% to $226.1 million at December 31, 1994 from $219.3 million at December 31, 1993. This increase was primarily in money market deposit accounts. Total average deposits for 1994 increased $11.7 million, or 5.5% to $222.6 million as compared to $210.9 million for 1993 (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Deposits.") The Company's earnings for 1994 were $85,000 as compared to $1.3 million for 1993. This decrease was primarily due to a $3.1 million provision for loan and lease loss and $1.0 million in writedowns and expenses related to other real estate owned (OREO). (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Loans; and Allowance for Loan Losses" and "Management's Discussion and Analysis or Plan of Operation -- Results of Operations -- Provision for Loan and Lease Losses".)

    Total stockholders' equity at December 31, 1995 was $17.2 million as compared to $13.8 million at December 31, 1994. This increase was due to net income of $1.5 million, the sale of common stock totaling $1.8 million, and a decrease in the unrealized loss on securities classified "available for sale" of $163,000. The Company's Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage capital ratios were 9.06%,11.21% and 7.17%, respectively at December 31, 1995, as compared to 6.99%, 9.10% and 5.47% respectively at December 31, 1994. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Capital Resources.")

    Despite some indications of improvements in the economy of Southern California, the recovery in general, and the real estate market in particular, in the Company's service area are still experiencing adverse effects of the recent protracted recession that has negatively impacted the ability of certain of the Bank's customers to perform under the terms of their loan agreements and has eroded the value of the Bank's real estate collateral and holdings. The effects of these economic conditions may continue to have an adverse effect on the Bank's business in the near future, including the level of nonperforming assets, the level of loan charge-offs, the value of real estate collateral and OREO, the demand for new loan originations and the ability of borrowers to meet their loan obligations.


LOANS


    Gross loans totaled $162.0 million at December 31, 1995 as compared to $166.6 million at December 31, 1994, a decrease of $4.6 million or 2.8%, and as of December 31, 1994 had increased $1.2 million or 0.7% from $165.4 million at December 31, 1993. At year-end 1995, loans comprised 68.4% of total assets as compared to 67.5% at year-end 1994. The ratio of total average loans to total average deposits was 78.6% and 75.5% for the years ended December 31, 1995 and 1994 respectively.

    Real estate construction loans totaled $9.2 million at December 31, 1995 as compared to $14.2 million at December 31, 1994, a decrease of $5.0 million or 35.2%, and as of December 31, 1994 had decreased $5.3 million or 27.2% from $19.5 million at December 31, 1993. Real estate construction loans comprised 5.7% and 8.5% of total loans at December 31, 1995 and 1994, respectively. As more fully discussed below, these decreases are due to a low level of demand for construction loans in the Company's market area as well as Management's desire to reduce its concentration in real estate construction lending.

    The Company's market area includes San Diego County, Riverside County, and the southern portion of San Bernardino County. Most of the areas served by the Company are within commuting distance of major employment centers in Southern California. Housing prices in Southern California escalated rapidly in the late 1980's creating demand for affordable new home construction in these market areas. Beginning in 1991, however, the demand for real estate declined in Southern California, resulting in significant declines in real estate values. Consequently the Company's real estate construction lending activities have slowed and its underwriting standards have been tightened, although the Company remains active in the marketplace primarily in entry level single family residences. The ability of the Bank to maintain a high level of construction lending, and the desirability and profitability of such lending activities depends on, among other matters, interest rates, real estate prices, housing market conditions in the Bank's service area, continued demand for the properties being constructed and the availability of conventional real estate financing to repay the Company's construction loans since the Bank does not generally require take-out commitments. Although some improvement in the economy of Southern California has been noted during the second half of 1995, Management believes it is unlikely that demand for real estate in Southern California will improve significantly in 1996, although the Company intends to remain in the real estate construction lending market. Management does not believe that its level of real estate construction lending in 1996 will expand significantly over that of 1995.

    The Company's real estate construction loans are primarily for single family residences located within San Diego and Riverside counties to developers with a history of successfully developing projects in the Company's market area. The homes are generally designed for first time and middle income buyers and generally have a completed value of between $100,000 and $400,000. The Company requires that all projects use experienced and licensed contractors. The construction of single family residences financed by the Company includes custom built owner-occupied homes and non-owner-occupied homes. For custom built, owner-occupied homes, the borrower's ability to qualify for permanent financing upon completion is required. Financing for non-owner-occupied homes is reviewed in consideration of the probable success for their eventual sale. Considered in this appraisal are the quality of the projects, projected selling price, and the local market's ability to absorb the project during
the projected marketing time frame.   The loan-to-value ratio on each real
estate construction loan required by the Company depends upon the nature of the property, whether the property is residential or commercial and whether or not it is owner-occupied. For owner-occupied residential construction loans, the Company's policy is to require that the loan-to-value ratio be no more than 80% and that the borrower have no less than 50% equity in the land, while for nonowner occupied residential construction loans , the Company's policy is to require that the loan-to-value ratio not exceed 70% and that either the borrower own clear title to the property or the borrower own at least a 50% equity interest in the land and all other liens must be subordinated to the Company's first trust deed. With respect to commercial construction loans, the Company requires that the loan not exceed the lesser of (i) 75% of the value of the property based on capitalization of projected net income, or (ii) 80% of the value based on a discounted cash flow analysis which takes into account the quantity, variability, timing and duration of cash flows over the life of the loan. Additionally, the borrower is required to have at least 25% or more cash equity in the project. These requirements are subject to revision based upon Management's assessment of current market conditions. All construction loans are underwritten and documented to make them readily saleable to other institutions.

    The Bank's risk of loss on a construction loan depends largely on the accuracy of the estimated construction costs, including interest, and the accuracy of the initial estimate of the value of the completed project. If the estimated construction costs prove to have been inaccurate or costs increase as a result of construction delays, the Bank may elect to advance funds beyond the amount originally permitted to complete the project. If the estimated value proves to have been inaccurate the Bank may have a loan at completion of construction with a collateral value insufficient to assure
full payment.   The Company's policy is to maintain an interest reserve for the life of a construction loan and to establish a special disbursement account for the proceeds of the loan and to control the disbursement of the construction loan proceeds from this account. To insure proper payment, vouchers supported by invoices and receipts must be presented by the contractors prior to payment. Each construction site is inspected not less than twice monthly by third party inspectors contracted by the Company to monitor progress and insure completion. The lending officer responsible for the loan also makes unannounced visits to the site. The Company's underwriting procedures are designed to identify what it believes to be acceptable levels of risk, and the Company constantly reviews these standards, taking current economic conditions into consideration.

    Although there has been some improvement in real estate values in California, it is presently unclear whether or not real estate values will recover significantly in 1996 and, if so, which markets in California will be most affected. The Company is subject to the fluctuations in the California residential and commercial real estate market and in particular to the markets in San Diego and Riverside counties. General economic conditions and more specifically real estate market conditions could have a significant impact on the quality of the Company's real estate and construction loan portfolio. The decline in real estate values and the demand for residential and commercial real estate in the San Diego and Riverside County areas has contributed to the increase in non-performing assets the Company has experienced since 1991. (See "Management's Discussion and Analysis of Financial Condition and Plan of Operations -- Financial Condition -- Nonperforming Assets and Restructured Loans.")

    Conventional real estate loans totaled $26.9 million at December 31, 1995, an increase of $129,000 from December 31, 1994, and at December 31, 1994 totaled $26.7 million, an increase of $2.8 million as compared to $23.9 million at December 31, 1993. This category of loans includes commercial loans secured by first trust deeds on commercial real estate of $23.1 million and $19.3 million at December 31, 1995 and 1994, respectively. Until 1995, the Company originated conventional long-term residential real estate loans for sale in the secondary market as well as for its own portfolio. The Bank faced significant competition in this market from large thrift institutions and mortgage brokers and was unable to generate a sufficient volume of residential mortgage loans to develop a profitable operation, resulting in the closure of this operation in early 1995.

Mortgage loans held for sale totaled $1.8 million at December 31, 1994. Due to the decrease in the volume of home sales in the Company's market area and a decline in refinancings due to higher interest rates, the Company had a significantly lower volume of conventional real estate loans in 1994 as compared to 1993. For 1994 the Company originated approximately $11.3 million in conventional residential mortgage loans as compared $39.0 million for 1993. At December 31, 1995 and 1994, the amount of mortgage loans serviced was $58.9 million and $64.1 million, respectively.

    Commercial loans decreased $945,000 or 1.2% to $74.8 million at December 31, 1995 from $75.7 million at December 31, 1994, and increased $692,000 or 0.9% to $75.7 million at December 31, 1994 from $75.0 million at December 31, 1993. Commercial lending is primarily to professionals and companies with sales from $1 million to $15 million. A few of the Company's lending relationships involve companies with sales of up to $40 million. In 1991, the Bank began originating loans guaranteed by the U.S. Small Business Administration ("SBA"). These loans have maturities ranging from seven to 25 years and are guaranteed up to 90% by the SBA. The Bank sells the guaranteed portion of these loans for a premium, retaining the unguaranteed portion and the servicing of the loans for which it is paid a servicing fee. The Bank originated approximately $21.7 million and $20.4 million in SBA loans in 1995 and 1994, respectively. The Bank intends continue to expand its SBA lending activities in 1995.

    The Company provides lease financing to municipalities and school districts in its market area. These leases, which are subject to the same underwriting considerations and criteria as the Bank's commercial loans, totaled $3.6 million at December 31, 1995, a decrease of $562,000 or 13.6% from December 31, 1994, and totaled $4.1 million at December 31, 1994, a decrease of $1.9 million or 30.3% over 1993. These leases are qualified tax-exempt lease obligations for federal income tax purposes.

    Installment and consumer loans increased $1.7 million or 3.8% to $46.7 million at December 31, 1995 from $45.0 million at December 31, 1994, and increased $4.5 million or 11.1% to $45.0 million at December 31, 1994 from $40.5 million at December 31, 1993. The increase in 1995 was primarily due to an increase in the Bank's Title I loans of $1.5 million or 14.3% to $12.0 million at December 31, 1995 from $10.5 million at December 31, 1994. The increase in 1994 was due primarily to the expansion of the Bank's Title I loan program and the results of a marketing program undertaken to increase the Bank's automobile and other consumer loans. Home equity lines of credit, which are secured primarily by second trust deeds on single family residences, declined $784,000 to $8.5 million at December 31, 1995 from $9.3 million at December 31, 1994, and at December 31, 1994 declined $1.2 million from $10.5 million at December 31, 1993. The Company requires a debt-to-value ratio of not higher than 80% for home equity loans, and the decline in real estate values has resulted in fewer qualified borrowers. Automobile loans increased $905,000 or 10.3% to $9.7 million at December 31, 1995 and for 1994, increased $1.2 million or 15.8% to $8.8 million from $7.6 million at December 31, 1993. These increases are due primarily to significant promotion of automobile and other consumer loans by the Company. The Company offers a wide range of new and used direct automobile financing. Automobile loan terms vary widely depending upon the length and amount of the loan, the value of the automobile, and the creditworthiness of the borrower. Automobile loans are generally for terms of three to five years. Such loans may be made for up to 100% of the purchase price for new automobiles and no more than 100% of the wholesale value for used automobiles. The borrower may not finance the payment of tax and license fees as part of any automobile loan. The Company contracts with a third party service to monitor the insurance coverage of each vehicle. The Company originates and funds all of its automobile loans directly. The Company does not engage in indirect automobile financing which involves the purchase of loans from automobile dealers and other third party sources. Automobile loans represented 20.8% and 19.6% of installment and consumer loans at December 31, 1995 and December 31, 1994, respectively.

    During 1992, the Bank opened its FHA Title I loan department. Title I loans are secured by junior liens on residential properties, are insured up to 90% by an agency of the U.S. Government, and may be made to qualified home owners with little or no equity in the property. The proceeds must be used for home improvements. In addition to offering these loans to its customers, the Bank also purchases Title I loans from other Title I lenders. The Bank originated or purchased approximately $34.5 million and $37.3 million in Title

I loans in 1995 and 1994 respectively. The Bank often sells these loans in the secondary market, sometimes retaining the serving rights. The Bank has also sold certificates of participation in the 90% guaranteed portion, retaining the serving rights. At December 31, 1995 and 1994 Title I loans totaled $12.0 million and $10.5 million, respectively. At December 31, 1995 and December 31, 1994 the Bank serviced a total of $11.6 million and $13.4 million in Title I loans respectively.

    Under laws governing California state-chartered banks, the Bank may lend up to 15% of its adjusted capital on an unsecured basis and 25% of its adjusted capital on a secured basis to any one borrower; provided, however, that the total of such secured and unsecured loans shall not exceed 25% of the Bank's adjusted capital. As of December 31, 1995, the Bank's loan limits under these regulations were $3.4 million on an unsecured basis and $5.7 million on a secured basis. (See "Description of the Business -- Regulation and Supervision -- The Bank.")

    The following table sets forth the amount of total loans outstanding in each category at the dates indicated.


                                                               DECEMBER 31,
                                          -------------------------------------------------
                                          1995         1994       1993       1992      1991
                                          ----         ----       ----       ----      ----
                                                          (DOLLARS IN THOUSANDS)
Conventional real estate loans (1). . .   $ 26,870   $ 26,741   $ 23,908   $ 21,339   $ 16,568
Lease financing . . . . . . . . . . . .      3,586      4,148      5,950      7,767      7,358
Real estate construction loans. . . . .      9,212     14,211     19,498     21,222     24,402
Commercial, financial and
  agricultural loans. . . . . . . . . .     74,755     75,700     75,008     68,229     56,471
Installment and consumer loans. . . . .     46,748     45,022     40,501     44,315     46,510
All other loans (including overdrafts).        779        787        530        259        394
                                          --------   --------   --------   --------   --------
  Total gross loans . . . . . . . . . .    161,950    166,609    165,395    163,131    151,703
Less:  Allowance for loan losses. . . .      2,916      2,739      2,195      2,134      1,993
                                          --------   --------   --------   --------   --------
  Total net loans (2) . . . . . . . . .   $159,034   $163,870   $163,200   $160,997   $149,710
                                          --------   --------   --------   --------   --------
                                          --------   --------   --------   --------   --------


    The Company had standby letters of credit outstanding aggregating $2.6 million, $1.8 million, $4.4 million, $2.9 million, and $2.2 million at December 31, 1995, 1994, 1993, 1992, and 1991, respectively. In addition, the Company had commitments to grant real estate construction loans, commercial loans and installment and consumer loans of $6.0 million, $24.6 million and $9.1 million at December 31, 1995.

(1) Consists of $3.8 million, $7.4 million, $13.0 million, $12.3 million, and $7.4 million, of loans secured by single family residences and $23.1 million, $19.3 million, $10.9 million, $9.0 million, and $9.2 million of loans secured by commercial property as of December 31, 1995, 1994, 1993, 1992, and 1991, respectively.

(2) Net of participation sold of $2.9 million, $4.2 million, $2.2 million, $2.8 million, and $4.1 million in 1995, 1994, 1993, 1992, and 1991,
    respectively.   Participations are sold without recourse.



NONPERFORMING ASSETS AND RESTRUCTURED LOANS


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

    Total nonperforming assets were $7.7 million at December 31, 1995, a decline of $1.0 million or 11.5%, as compared to $8.7 million at December 31, 1994. This decline is the results of the Company's concerted efforts to reduce nonperforming assets to a level more consistent with its peers, as well as some improvement in the economy in the Company's market area.

    Nonperforming assets at December 31, 1995 consist of $5.3 in nonaccrual loans, an increase of $172,000 or 3.3% as compared to $5.1 million at December 31, 1994, and $2.4 million in OREO, a decline of $1.2 million or 33.3% as compared to $3.6 million at December 31, 1994. Nonaccrual loans of $1.1 million in the conventional real estate category consist of a loan on a retail shopping center for $518,000, a loan on a commercial building for
$260,000 and a loan on a single family residence of $316,000.   Construction
loans on nonaccrual status totaled $1.5 million and consist of two loans, one for $844,000 on vacant land zoned for residential use and one loan for $622,000 on vacant land zoned for commercial use. Commercial loans classified as nonaccrual totaled $1.6 million at December 31, 1995, a decline of $215,000 or 12.1%, as compared to $1.8 million at December 31, 1994. Nonaccrual loans in the installment and consumer category totaled $1.1 million at December 31, 1995, as compared to $767,000 at December 31, 1994, an increase of $362,000 or 47.2%. This increase is due primarily to two loans in the home equity line of credit category totaling $397,000 which are in the process of collection.

    Total nonperforming assets were $8.7 million at December 31, 1994, a decline of $1.5 million or 14.7%, as compared to $10.2 million at December
31, 1993.    During 1994 the Company continued to be impacted by the poor economy in Southern California, particularly as it relates to real estate related assets, resulting in an increase in nonperforming loans (nonperforming assets less OREO) of $1.7 million or 49.8% to $5.1 million at December 31, 1994 from $3.4 million at December 31, 1993. Offsetting this increase, OREO declined $3.2 million during this period. Nonaccrual loans of $1.2 million in the conventional real estate category consist of one loan for $622,000 on a 20 unit apartment building and one loan for $565,000 on a small retail center. Construction loans on nonaccrual status totaled $1.4 million and consist of two loans, one for $966,000 on vacant land zoned for residential use and one loan for $424,000 on a completed single family home. Commercial loans classified as nonaccrual totaled $1.8 million at December 31, 1994, a decline of $512,000 or 22.4%, as compared to $2.3 million at December 31, 1993. Nonaccrual loans in the installment and consumer category totaled $767,000 at December 31, 1994 as compared to $547,000 at December 31, 1993, and increase of $220,000 or 40.2%. This increase is due primarily to the expansion of the Bank's Title I loan program during 1994. Nonaccrual loans in this category increased to $295,000 from $166,000, an increase of 129,000; however, Management does not expect significant losses in this category of loans due to the program's 90% government guarantee.

    OREO totaled $2.4 million at December 31, 1995, a decline of $1.2 million or 33.3%, as compared to $3.6 million at December 31, 1994 and for 1994 declined $3.2 million or 47.1%, as compared to $6.8 million at December 31, 1993. OREO is recorded at its net realizable value at the time the asset is transferred to OREO. Additional writedowns in the value of the properties may occur depending upon changes in the market, annual appraisals of the property and the estimated length of time needed to dispose of the property. As reflected in the declining OREO balances, the Company has experienced some improvement in its ability to dispose of its OREO over the last several years, selling 17 properties for a total of $3.0 million during 1995 and selling 14 properties for a total of $3.9 million during 1994. At December 31, 1995, OREO consisted of three single family residences totaling $625,000, one multi-family unit totaling $382,000, three commercial properties totaling $627,000 and five parcels of vacant land zoned for residential use totaling
$551,000.   OREO also includes investments in real estate developments of
$215,000 at December 31, 1995.   This project consists of 37 acres subdivided
into 15 lots ranging in size from 1.2 acres to 4.1 acres in Bonsall, California. At December 31, 1995 four lots remained to be sold. As of March 15, 1996 three additional lots had been sold, leaving one lot unsold with a balance of $81,000. The Company has established reserves of $819,000 and $734,000 at December 31,

1995 and 1994, respectively, to reduce the value of the project on its books to the estimated net realizable value. The FDICIA prohibits all insured state banks from engaging in activities which are not permitted for national banks, such as real estate development activities. Accordingly, FDICIA requires the Bank to divest of its real estate developments no later than December 19, 1996. The Bank has filed a plan with the FDIC detailing how the Bank will divest of its real estate developments prior to that date. (See "Description of Business -- Regulation and Supervision -- Recent Legislation and Other Matters.") Management believes that all of the Bank's OREO will ultimately be sold at prices sufficient to recover all of the values at which they are currently being carried on the books of the Bank. However, until each of those properties is actually sold, it is impossible to predict whether such prices will actually recover such values.

     The decrease in nonperforming assets during 1995 and 1994 notwithstanding, the Company continues to be impacted by the general slowdown in economic activity experienced in the Company's market area, including a significant increase in business and personal bankruptcies. Additionally, the decline in demand for real estate in the Company's market area has decreased the value of real estate collateral often obtained as a secondary source of repayment on these loans. The Company maintains an aggressive collection policy with regard to nonperforming commercial and installment loans and generally attempts to sell foreclosed property quickly. Continued high levels of nonperforming assets may continue to occur until, and for a period after, the current economic environment improves.

     Interest income included in net interest income relating to nonaccrual loans was $208,000 and $151,000 for the years ended December 31, 1995 and 1994, respectively. Additional gross interest income of $489,000 on nonaccrual loans would have been recorded during each of the years 1995 and 1994 if the loans had been paid in accordance with their original terms and had been outstanding throughout the 12 months then ended or, if not outstanding throughout the 12 months then ended, since origination.

     The following table provides information with respect to the components of the Company's nonperforming assets at the dates indicated.

                                                                       DECEMBER 31,
                                                      ---------------------------------------------
                                                      1995      1994     1993       1992       1991
                                                      ----      ----     ----       ----       ----
                                                                  (DOLLARS IN THOUSANDS)
Loans 90 days or more past due
and still accruing (as to principal or interest)
  Conventional real estate . . . . . . . . .          $ --      $ --       $ --       $ --      $ --
  Real estate construction . . . . . . . . .            --        --         --         --        --
  Commercial . . . . . . . . . . . . . . . .            --        --         --         --        --
  Installment and consumer loans . . . . . .            --        14         54         18        16
  Lease financing, net . . . . . . . . . . .            --        --         --         --        --
                                                      ----      ----       ----       ----      ----
    Total. . . . . . . . . . . . . . . . . .            --        14         54         18        16

Nonaccrual loans
  Conventional real estate . . . . . . . . .          1,095     1,187         --        297       275
  Real estate construction . . . . . . . . .          1,506     1,389        537      2,357       747
  Commercial . . . . . . . . . . . . . . . .          1,560     1,775      2,287      1,978       436
  Installment and consumer loans . . . . . .          1,129       767        547        575       246
  Lease financing net. . . . . . . . . . . .             --        --         --         --        --
                                                      -----     -----      -----      -----     -----
    Total. . . . . . . . . . . . . . . . . .          5,290     5,118      3,371      5,207     1,704
                                                      -----     -----      -----      -----     -----
    Total Nonperforming loans. . . . . . . .          5,290     5,132      3,425      5,225     1,720

Other real estate owned. . . . . . . . . . .          2,402     3,607      6,821      5,859     3,186
                                                      -----     -----      -----      -----     -----
    Total Nonperforming assets . . . . . . .         $7,692    $8,739    $10,246    $11,084    $4,906
                                                      -----     -----      -----      -----     -----
                                                      -----     -----      -----      -----     -----
Nonperforming loans to
  total gross loans. . . . . . . . . . . . .          3.27%     3.08%      2.07%      3.20%     1.13%
                                                      -----     -----      -----      -----     -----
                                                      -----     -----      -----      -----     -----
Nonperforming assets to
  total gross loans plus
  other real estate owned. . . . . . . . . .          4.68%     5.13%      5.95%      6.56%     3.17%
                                                      -----     -----      -----      -----     -----
                                                      -----     -----      -----      -----     -----

     Other past due loans at December 31, 1995 included $1.5 million of loans past due more than 30 days but less than 90 days.

     Restructured loans consist of loans which are defined as "troubled debt-restructurings" by SFAS No. 15. These consist of loans whose terms have been modified to provide some relief from the scheduled interest and principal payments in light of the customer's financial difficulties, the objective of which is to maximize the Bank's possibility of collection. Restructured loans totaled $6.9 million and $6.1 million at December 31, 1995 and 1994, respectively.

     The following table provides information with respect to the components of the Company's restructured loans at the dates indicated.

                                                                       DECEMBER 31,
                                                      ------------------------------------------
                                                      1995      1994     1993     1992   1991
                                                      ----      ----     ----     ----   ----
                                                                  (DOLLARS IN THOUSANDS)
Restructured loans
  Real estate conventional . . . . . . . . .          $6,459    $4,777   $  330    --      --
  Commercial . . . . . . . . . . . . . . . .             479     1,354    1,732    --      --
  Installment and consumer loans . . . . . .              --        --      --     --      --
                                                      ------    ------   ------  ----    ----
    Total. . . . . . . . . . . . . . . . . .          $6,938    $6,131   $2,062    --    $112
                                                      ------    ------   ------  ----    ----
                                                      ------    ------   ------  ----    ----

    Restructured loans includes $2,024,000 and $169,000 in conventional real estate loans and commercial loans, respectively, which were accounted for as nonaccrual loans at December 31, 1995.

     Impaired loans totaled $1,270,000 and $2,467,000 for commercial loans and real estate mortgage loans, respectively, at December 31, 1995. The recorded investments are stated net of allowance for loan losses of $289,000 and $134,000, for impaired commercial and real estate mortgage loans, respectively.

     A loan is deemed to be impaired when it is probable that a creditor may not collect amounts due according to the original contractual terms of the original loan agreement. Impaired loans are measured using one of the following methods: (i) the present value of expected cash flows discounted at the loan's effective interest rate; (ii) the observable value of the loan's market price; or (iii) the fair value of the collateral if the loan is collateral dependent. All impaired loans at December 31, 1995 were measured based on the fair value of the loan collateral. Interest income on impaired loans is recognized on a cash basis.

     ALLOWANCE FOR LOAN AND LEASE LOSSES

     The allowance for loan and lease losses at December 31, 1995 totaled $2.9 million or 1.80% of total gross loans as compared to $2.7 million or 1.64% of total gross loans at December 31, 1994 and $2.2 million or 1.33% of total gross loans at December 31, 1993.

     It is the Company's practice to maintain the allowance for loan and lease losses at a level considered by Management to be adequate. Each month Management calculates an acceptable allowance for loan and lease losses using an internal rating system based upon the risk associated with various categories of loans. A portion of the calculation is based upon the historical loss experience of the preceding five years and in some risk categories the degree of collateralization. The risk assigned to each loan is first determined when the loan is originated. It is then reviewed quarterly and revised as appropriate. In addition, the Bank maintains a monitoring system for all credits that have been identified either internally or externally as warranting additional Management attention. These credits are formally reported to Management by the lending officers on a quarterly basis and are subsequently reviewed by the Loan Committee of the Board of Directors. Reserves against these loans are based on the credit risk assigned to the loans as described above utilizing a schedule of percentages developed by Management in accordance with historical loss experience, ranging from 0.5% to 50% of the present loan balances. These percentages may be modified, based upon current or prospective local economic conditions. The comments of bank examiners, the Company's independent auditors and a third party loan review consultant hired by the Bank on a periodic basis are also considered in revising risk category assignments. In determining the actual allowance for loan losses to be maintained, Management augments this calculation with an analysis of the present and prospective financial condition of certain borrowers, industry concentrations within the portfolio, trends in delinquent and nonaccrual loans and general economic conditions.

     The allowance for loan and lease losses is based upon estimates and ultimate losses may vary from current estimates. The continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future funding levels. Management believes that the allowance for loan and lease losses at December 31, 1995 was adequate to absorb the known and inherent risks in the loan portfolio. However, no assurance can be given that continued weakness in the economy and real estate market in the Bank's principal market area or other circumstances will not result in increased losses in the Bank's loan portfolio in the future.

     Net charged-off loans as a percentage of the beginning of the period allowance for loan losses were 114.2%, 118.0% and 103.3% in 1995, 1994 and 1993, respectively. The increasing level of charge-offs during these periods reflects the deterioration of the economy and the erosion of real estate values in Southern California during these years.

     The table on the following page summarizes, for the periods indicated, loan balances at the end of each period and daily averages during the period; changes in the allowance for loan and lease losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to operating expense; and certain ratios relating to the allowance for loan and lease losses.

                                                                                 DECEMBER 31,
                                                        ------------------------------------------------------------
                                                          1995         1994         1993         1992         1991
                                                        --------     --------     --------     --------     --------
                                                                            (DOLLARS IN THOUSANDS)
BALANCES:
  Average loans during period . . . . . . . .           $165,374     $168,076     $167,402      $159,797    $137,735
  Loans at end of period. . . . . . . . . . .            161,950      166,609      165,395       163,131     151,703

ALLOWANCE FOR LOAN AND LEASE LOSSES:
  Balance at beginning of period. . . . . . .              2,739        2,195        2,134         1,993       1,547

  Actual charge-offs:
     Conventional real estate loans . . . . .                183          380          197            --          --
     Real estate construction . . . . . . . .                525           71           69           370          --
     Commercial, financial and
        agricultural loans. . . . . . . . . .              1,514        1,595        1,101           298         203
     Installment and consumer loans . . . . .              1,022          804          963           225         204
                                                        --------     --------     --------      --------    --------
        Total . . . . . . . . . . . . . . . .              3,244        2,850        2,330           893         407

Recoveries on loans previously
charged-off:
  Conventional real estate loans. . . . . . .                 --           --           --            --          --
  Real estate construction. . . . . . . . . .                 --           --           --            --          --
  Commercial, financial and
     agricultural loans . . . . . . . . . . .                 47          184           51            36           5
  Installment and consumer loans. . . . . . .                 68           75           75            48          14
                                                        --------     --------     --------      --------    --------
        Total . . . . . . . . . . . . . . . .                115          259          126            84          19


Net loan charge-offs.                                      3,129        2,591        2,204           809         388
Adjustment due to business
  combination. . . . . . . . . . . . . . . . .                --           --           --            --         416
Provision for  loan losses . . . . . . . . . .             3,306        3,135        2,265           950         418
                                                        --------     --------     --------      --------    --------
Balance at end of period . . . . . . . . . . .          $  2,916     $  2,739     $  2,195      $  2,134    $  1,993
                                                        --------     --------     --------      --------    --------
                                                        --------     --------     --------      --------    --------
RATIOS:
  Net loan charge-offs to
     average loans . . . . . . . . . . . . . .              1.89%        1.54%        1.32%         0.51%       0.28%
  Allowance for loan losses
     to loans at end of period . . . . . . . .               1.80        1.64         1.33          1.31        1.31
  Net loan charge-offs to beginning of the
     period allowance for loan losses. . . . .              114.2       118.0        103.3          40.6        25.1
  Net loan charge-offs to provision
     for loan losses . . . . . . . . . . . . .               94.7        82.7         97.3          85.2        92.8


     The primary risk element considered by Management with respect to each installment and conventional real estate loan is lack of timely payment and the value of the collateral. The primary risk elements with respect to real estate construction loans are fluctuations in real estate values in the Company's market areas, inaccurate estimates of construction costs, fluctuations in interest rates, the availability of conventional financing, the demand for housing in the Company's market area and general economic conditions. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Loans.") The primary risk elements with respect to commercial loans are the financial condition of the borrower, general economic conditions ni the Company's market area, the sufficiency of collateral, the timeliness of payment and with respect to adjustable rate loans, interest rate fluctuations. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews the existence of collateral and its value. Management also has a reporting system that monitors all past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Company's position. As indicated by the table above, commercial loans have been the largest category of loans charged-off in the last five years.

    Loans are charged against the allowance when, in Management's opinion, they are deemed uncollectible, although the Bank continues to aggressively pursue collection. Although Management believes that the allowance for loan losses is adequate to absorb losses as they arise, there can be no assurance that i) the Company will not sustain losses in any given period which could be substantial in relation to the size of the allowance for loan losses, ii) the Company's level of nonperforming loans will not increase, iii) the Company will not be required to make significant additional provisions to its
allowance for loan losses, or   iv) the level of net charge-offs will not
increase and possibly exceed applicable reserves.

    The Company anticipates total net charge-offs of approximately $2.2 million during 1996. It is anticipated that net charge-offs by loan category will be as follows; conventional real estate, $200,000; real estate construction, $250,000; commercial, financial and agricultural, $1.0 million; and installment and consumer loans, $750,000. These estimates are based upon Management's analysis of the loan portfolio and its analysis of the adequacy of the allowance for loan losses. No assurances can be given that the net charge-offs anticipated will not be greater than or less than $2.2 million, or that the net charge-offs anticipated will be in the categories expected.

INVESTMENT PORTFOLIO

    The Company's investment portfolio is used primarily for investment income and secondarily for liquidity purposes. The portfolio includes United States Treasury and other U.S. government agency instruments, investment grade municipal obligations, collateralized mortgage obligations, and government securities bond funds (equity securities). The Company's current investment policy is to invest in securities that have a maturity or remaining projected life of not more than seven years and an investment grade credit rating by one or more nationally recognized rating agencies. The policy prohibits gains trading, when-issued trading, short sales and investing in stripped securities, mortgage-backed residuals, derivative securities and most structured securities.

    At December 31, 1995, investment securities totaled $26.2 million or 11.0% of total assets, a decrease of $996,000, or 3.7%, compared to $27.2 million or 11.0% of assets at December 31, 1994 and for 1994 increased $13.9 million, or 104.7%, compared to $13.3 million or 5.5% of assets at December 31, 1993.

    In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This pronouncement requires that upon acquisition, an investment security be classified as "held to maturity,"
 "available for sale," or "trading." Generally, investments classified as "held to maturity" are carried at amortized cost, investments classified as "available for sale" are carried at market value, with the unrealized gain or loss reflected as a separate component of stockholders' equity, and investments classified as "trading" are carried at market value, with the
unrealized gain or loss reflected in the income statement.   Transfers
between the categories are recorded at fair market value. Specific rules control the treatment of previously recorded gains and losses depending upon
which categories the investments are transferring between.   SFAS No. 115
became effective for the Company on January 1, 1994. Securities classified as "available for sale" totaled $18.3 million, $15.6 million and $9.8 million at December 31, 1995, December 31, 1994 and January 1, 1994 respectively. Securities classified as "held to maturity" totaled $7.9 million, $11.6 million and $3.5 million at December 31, 1995, December 31, 1994 and January
1, 1994, respectively.    The Company has no investment securities classified
as "trading." An unrealized gain of $163,000 for 1995 and an unrealized loss of $210,000 for 1994 have been recognized in the "available for sale" portfolio. (See "Description of Business -- Regulation and Supervision -- Accounting Changes".) During 1995 and 1994 investments totaling $5.2 million and $3.6 million, respectively, were sold by the Company at a net loss of $18,000 in 1995 and at a net profit of less than $1,000 in 1994.

    The small decline in the Company's investment portfolio is reflective of the Company's decline in total assets during 1995. The shift in the portfolio to a greater proportion of "available for sale" securities is to assure adequate liquidity for the Company's operations. The increase in the investment portfolio during 1994 is due primarily to the slow loan demand that the Company experienced during 1994 as well as the Company's practice of selling the majority of its Title I and SBA loans, creating a high level of liquidity. The increase in the investment portfolio during 1994 was primarily in the U.S. Treasury and Government Agency categories which totaled $24.0 million at December 31, 1994, an increase of $13.5 million or 129.2% compared
to $10.5 million at December 31, 1993.   The majority of these securities
mature in less than three years, as these securities tend to have relatively low volatility during times of changing interest rates such as experienced during 1994, therefore minimizing unrealized losses.

    At December 31, 1993, the Company's investment portfolio contained an investment in a corporate utility stock fund. At December 31, 1993, this fund had an unrealized loss of approximately $265,000 which Management deemed to be a permanent decline in value and accordingly reflected this loss in its statement of income for 1993. Additionally, pursuant to FDIC regulations, this investment was no longer considered to be a suitable investment for banks, and under the FDICIA all banks must divest of such investments by December 19, 1996. During 1994, this security was sold at an additional loss
of $25,000.   (See "Description of Business -- Regulation and Supervision --
Recent Legislation and Other Matters.")

    The table below summarizes the book value and market value, and the distribution of the Company's investment securities as of the dates indicated (dollar amounts are stated in thousands).

                                                      DECEMBER 31, 1995
                                           ---------------------------------------
                                            HELD TO MATURITY    AVAILABLE FOR SALE
                                           ------------------   ------------------
                                           AMORTIZED   MARKET   AMORTIZED   MARKET
                                              COST     VALUE       COST     VALUE
                                           ---------   ------   ---------  -------
U.S. Treasury securities . . . . . . . .      $1,744   $1,763     $   550  $   548
Obligations of other U.S.
  government agencies. . . . . . . . . .       4,933    4,922       9,997    9,977
Obligations of states and political
  sub-divisions. . . . . . . . . . . . .         907      929       1,596    1,599
Mortgage-backed securities . . . . . . .         338      338       3,000    3,014
Equity securities (1). . . . . . . . . .          --       --       3,274    3,112
                                           ---------   ------   ---------  -------
Total investment securities. . . . . . .      $7,922   $7,952     $18,417  $18,250
                                           ---------   ------   ---------  -------
                                           ---------   ------   ---------  -------

                                                     DECEMBER 31, 1994
                                           ---------------------------------------
                                           ---------------------------------------
                                            HELD TO MATURITY    AVAILABLE FOR SALE
                                           ------------------   ------------------
                                           AMORTIZED   MARKET   AMORTIZED   MARKET
                                              COST     VALUE       COST     VALUE
                                           ---------   ------   ---------  -------
U.S. Treasury securities . . . . . . . .     $ 2,236  $ 2,193     $ 8,817  $ 8,697
Obligations of other U.S.
  government agencies. . . . . . . . . .       7,990    7,609       5,278    5,064
Obligations of states and political
  sub-divisions. . . . . . . . . . . . .         929      902         824      797
Mortgage-backed securities . . . . . . .         411      402         734      707
Equity securities (1). . . . . . . . . .          --       --         418      337
                                           ---------   ------   ---------  -------
Total investment securities. . . . . . .     $11,566  $11,106     $16,071  $15,602
                                           ---------   ------   ---------  -------
                                           ---------   ------   ---------  -------

    The following table summarizes the maturity of the Company's investment securities and their weighted average yields at December 31, 1995.
Tax-exempt income from investment securities is presented on a tax-equivalent basis assuming a 34% federal income tax rate for 1995.

                                                        AFTER ONE BUT   AFTER FIVE BUT
                                             WITHIN      WITHIN FIVE      WITHIN TEN      AFTER TEN
                                            ONE YEAR        YEARS           YEARS           YEARS          TOTAL
                                         -------------  --------------  --------------  -------------  --------------
                                         AMOUNT  YIELD   AMOUNT  YIELD  AMOUNT   YIELD  AMOUNT  YIELD   AMOUNT  YIELD
                                         ------  -----  -------  -----  ------  ------  ------  -----  -------  -----
                                                                    (DOLLARS IN THOUSANDS)
U.S. Treasury securities . . . . . . .   $1,550  5.67%  $   744  6.43%  $   --     --   $   --    --   $ 2,294  5.92%
Obligations of other U.S.
  government agencies. . . . . . . . .    1,502  5.34    13,428  5.88       --     --       --    --    14,930  5.83
Obligations of states and
  political subdivisions . . . . . . .      275  5.17       930  6.86      180   6.85    1,118  6.36     2,503  6.45
Mortgage-backed securities . . . . . .       --    --        --    --      828   7.35    2,510  6.66     3,338  6.83
Equity securities (1). . . . . . . . .    3,112  5.75        --    --       --    --        --    --     3,112  5.75
                                         ------         -------         ------          ------         -------
  Total investment securities. . . . .   $6,439  5.61%  $15,102  5.97%  $1,008  7.26%   $3,628  6.57%  $26,177  6.83%
                                         ------         -------         ------          ------         -------
                                         ------         -------         ------          ------         -------

(1) Equity securities consist of $356,000 and $337,000 in a government securities bond fund which invests in GNMA certificates and other securities guaranteed by the U.S. Government in 1995 and 1994, respectively and $2.9 million in a government money market fund in 1995. Equity securities are carried on the books of the Company at the lower of aggregate cost or market. In 1995 and 1994 stockholders' equity was reduced by $44,000 and $35,000, respectively to reflect a decline in the market value of these securities.


DEPOSITS

    Total average deposits decreased to $210.3 million for 1995 as compared to $222.6 million for 1994, a decrease of $12.3 million or 5.5%. All categories of average deposits decreased during 1995, with the largest decrease in the non-interest-bearing demand category which decreased to $66.9 million for 1995 from $73.2 million for 1994, a decrease of $6.3 million or 8.6%. Noninterest-bearing demand deposits represent 31.8% and 32.9% of total average deposits in 1995 and 1994, respectively, reflecting the retail nature
of the Company's deposit base.   Approximately 15% of such deposits during
1994 (or approximately 5% of total average deposits) represent deposits of title and escrow companies. The Company provides these depositors with certain customer services consisting primarily of data processing and courier services. The Company controls its customer service expenses by continuously monitoring the earnings performance of its account relationships and, on that basis, limiting the amount of services provided. Title and escrow company deposits are volatile in nature and sensitive to prevailing interest rates and other general economic factors that affect the demand for real estate. During 1994, the Company informed these depositors that it intended to stop offering these services in the future, and the decline in noninterest-bearing deposits during 1995 is due primarily to the loss of these accounts. Interest-bearing demand deposits declined $1.3 million or 3.7%, savings deposits declined $2.8 million or 3.4% and time certificates of deposit declined $2.1 million or 6.4%. The interest rates paid on these accounts most closely follow short-term interest rates, which decreased throughout 1995, prompting depositors to seek higher yields in other types of accounts or with other institutions.

    Total average deposits increased to $222.6 million for 1994 as compared to $210.9 million for 1993, an increase of $11.7 million or 5.5%. All categories of average deposits, with the exception of time deposits, increased during 1994, with the largest increase in the savings category which increased $19.4 million or 31.1%. This category includes money market deposit accounts. The interest rates paid on these accounts most closely follow short-term interest rates, which increased significantly during 1994, accounting for the large increase in this category. In other categories, average non-interest-bearing demand deposits increased 5.8% and average interest-bearing demand deposits increased 14.9%. Total average time deposits declined 33.2% during 1994 due to Management's efforts to lessen its reliance on these deposits which tend to carry higher interest rates than other types of deposits and are generally more sensitive to interest rate changes.

    The levels of non-interest-bearing demand deposits (including retail accounts) are influenced by such factors as customer service, service charges and the availability of banking services (i.e., extended hours, convenience of location, availability of ATMs). No assurance can be given that the Company will be able to maintain its current level of non-interest-bearing deposits. The Company's percentage of non-interest-bearing deposits remains high compared to similar sized institutions. Competition from other banks and thrift institutions as well as money market funds, some of which offer interest rates substantially higher than the Company, makes it difficult for the Company to maintain the current level of non-interest-bearing deposits. Management continually works to implement pricing and marketing strategies designed to lower the average rate paid on interest-bearing deposits and to maintain a stable deposit mix.

    The table on the following page summarizes the distribution of average deposits and the average rates paid for the periods indicated.


                                                  YEARS ENDED DECEMBER 31,
                            ---------------------------------------------------------------
                                   1995                  1994                  1993
                            -------------------   -------------------   -------------------
                             AVERAGE   AVERAGE     AVERAGE   AVERAGE     AVERAGE   AVERAGE
                             BALANCE   RATE        BALANCE   RATE        BALANCE   RATE
                                                (DOLLARS IN THOUSANDS)
Non-interest-bearing
  demand deposits. . . .    $ 66,910    --        $ 73,165    --        $ 69,195    --
Interest-bearing
  demand deposits. . . .      33,744   1.70%        34,977   1.70%        30,428   1.82%
Savings deposits . . . .      79,031   3.42         81,751   3.04         62,353   2.70
Time deposits. . . . . .      30,600   4.76         32,680   3.18         48,948   3.56
                            --------              --------              --------
     Total deposits. . .    $210,285   2.25%      $222,573   1.85%      $210,924   1.89%
                            --------              --------              --------
                            --------              --------              --------


    As part of its asset/liability management policy, the Company generally limits the issuance of time deposits of $100,000 or greater primarily to customers who have other business relationships with the Company and who reside within the Company's market area, although the Company may offer such deposits to others to help it meet its liquidity needs. The Company generally limits the terms of these deposits to less than one year in order to allow it to react quickly to changing interest rates. At December 31, 1995, time deposits of $100,000 or more totaled $7.0 million, representing 20.8% and 3.3% of total time deposits and total deposits, respectively. At December 31, 1994, time deposits of $100,000 or more totaled $4.7 million, representing 19.0% and 2.1% of total time deposits and total deposits, respectively. (See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Asset Liability Management.")

    The scheduled maturity of the Company's time deposits in denominations of $100,000 or greater as of December 31, 1995 were as follows:


                                                 DECEMBER 31, 1995
                                                 -----------------
    TIME DEPOSITS MATURING IN                  (Dollars in thousands)
    -------------------------

    Three months or less . . . . . . . . . . .          $4,919
    Over three months through six months . . .             658
    Over six months through twelve months. . .           1,445
    Over twelve months . . . . . . . . . . . .              --
                                                        ------
      Total. . . . . . . . . . . . . . . . . .          $7,022
                                                        ------
                                                        ------


CAPITAL RESOURCES


    Stockholders' equity increased $3.4 million or 24.6% to $17.2 million at December 31, 1995 from $13.8 million at December 31, 1994. This increase was due to net income of $1.5 million, the sale of common stock totaling $1.8 million, and a decrease in the unrealized loss on securities classified "available for sale" of $163,000. Stockholders' equity decreased $125,000 or 0.9% to $13.8 million at December 31, 1994 from $13.9 million at December 31, 1993. This decrease was due to net income of $85,000, offset by an increase in the unrealized loss on securities classified "available for sale" of $210,000. (See "Management's Discussion and Analysis or Plan of Operation --Results of Operations.")

    Under the risk-based capital guidelines for banks and bank holding companies adopted by the FDIC and the FRB in 1988 the Company and the Bank are required to maintain a minimum a ratio of 8.00% (at least one-half of which must consist of Tier 1 capital). At December 31, 1995 the Company's risk-based capital ratios were 9.06 for Tier 1 capital and 11.21% for total capital and the Bank's risk-based capital ratios were 10.40% for Tier 1 and 11.65% for total capital. The Company's risk-based capital ratios at December 31, 1994 were 6.99% for Tier 1 capital and 9.10% for total capital and the Bank's risk-based capital ratios were 8.35% for Tier 1 capital and 9.60% for total capital.

    Additionally, the FRB and FDIC have adopted minimum Tier 1 leverage capital ratio requirements in 1990 supplementing the risked-based capital regulations and replacing minimum leverage ratios used prior to 1990. The rules require a minimum ratio of Tier 1 capital to total assets of 3.00% for institutions receiving the highest regulatory rating. All other institutions are required to meet a minimum ratio of 4.00% to 5.00%. Tier 1 capital consists of common equity, minority interest in equity of consolidated
subsidiaries, and qualifying perpetual preferred stock.   At December 31,
1995 and 1994, the Company's Tier 1 leverage capital ratios were 7.17% and 5.47%, respectively. The Tier 1 leverage capital ratios of the Bank were 8.20% and 6.52% at December 31, 1995 and 1994, respectively. (See "Description of Business -- Regulatory Capital Requirements -- The Bank, and Legal Proceedings.").

    At December 31, 1995, the Company had $1.7 million in 9 1/4% Convertible Subordinated Debentures ("Debentures") due May 15, 2002 outstanding. The debentures are convertible at the option of the holder into common stock of the Company at a conversion price of $8.23 per share, subject to adjustments for stock splits, stock dividends or other certain events. The debentures are redeemable, in whole or in part, at the option of the Company at declining redemption prices that range from 104.25% at December 31, 1995 to par on or after May 15, 1999. Under the risk-based capital regulations the debentures qualify as Tier 2 capital. The Company used a portion of the proceeds of the debentures to purchase $1.5 million of noncumulative perpetual preferred stock from the Bank, increasing the Bank's capital ratios. Additionally, the company had $1.5 million outstanding under two term notes with directors of the Company as of December 31, 1995. The notes are unsecured and have an interest rate of 8.0%. The notes have varying interest and principal payment schedules. One note for $500,000 matures on July 1, 1998 and one note for $1,000,000 matures on January 1, 1999. The Company also used the proceeds of these notes to purchase $1.5 million of noncumulative perpetual preferred stock from the Bank. In December 1994, the directors holding these notes agreed to a change in terms which deferred the
commencement of the originally scheduled payments by nine months.   As a bank
holding company without significant assets other than its equity interest in the Bank, the Company's ability to service its debt obligations depends upon the dividends it receives from the Bank. Under the terms of the Order entered into with the FDIC in May 1995, the Bank has agreed not to pay cash dividends to the Company without the prior consent of the FDIC. Based upon the results of the Bank's most recent FDIC examination, the FDIC has indicated its preliminary intent to release the Bank from the Order and may proposed that the Bank agree to a new informal agreement. Management expects that under the informal agreement to be proposed by the FDIC a certain level of Tier 1 capital will be required to be maintained. It is uncertain what restrictions, if any, on the payment of cash dividends will be agreed to.
The Company's private placement of common stock in 1995 generated sufficient cash to allow the Company to meet its debt obligations for approximately 18 months without reliance on dividends from the Bank. (See "Market for Common Equity and Related Stockholder Matters -- Dividends").

    During 1996, Management anticipates no significant capital expenditures for facilities, furniture, equipment or computer software. For information regarding legal restrictions upon the ability of the Bank to pay dividends to the Company see "Description of Business - Regulation and Supervision".


RESULTS OF OPERATIONS


    NET INCOME


    Net income for the year ended December 31, 1995 increased to $1.5 million from $85,000 for the year ended December 31, 1994, an increase of $1.4 million. Primary earnings per share increased to $.94 in 1995 from $.05 in
1994.   Return on average stockholders' equity was 10.0% for 1995, up  from
0.6% for 1994. The primary reasons for this increase are an increase in net interest income of $1.0 million and a decrease in other expense of $1.2 million, offset by an increase in the provision for loan loss of $171,000 and
provision for income taxes of $308,000.    (See "Management's Discussion and
Analysis or Plan of Operation -- Results of Operations -- Net Interest Income; Provision for Loan and Lease Losses, Other Expense and Income Taxes".)

    Net income decreased to $85,000 for the year ended December 31, 1994 from $1.3 million for the year ended December 31, 1993, a decrease of $1.2 million, reflecting the continued weakness and uncertainty of the Southern California economy during that period. Primary earnings per share decreased to $.05 in 1994 from $.82 in 1993. Return on average stockholders' equity was 0.6% for 1994, down from 10.0% for 1993. The primary reason for the decrease in net income is an increase in the provision for loan loss, increases in other expenses, primarily in personnel and occupancy expense and a decrease in fees and premiums on the sale of mortgage loans, offset by an increase in net interest income and gains on sale of SBA and Title I loans. Increasing interest rates during 1994 had a generally positive impact on the Company's net interest income, however, it had a negative impact on its mortgage lending business which declined significantly. Although, declining in 1994 as compared to 1993, the Company also incurred significant expenses in maintaining and disposing of other real estate owned. (See "Management's Discussion and Analysis or Plan of Operation -- Results of Operation -- Provision for Loan and Lease Losses; Net Interest Income; Other Income and Other Expense".)


    NET INTEREST INCOME


    Net interest income, which constitutes the principal source of income for the Company, is the amount by which interest and fees earned on interest-earning assets exceeds the interest paid on deposits and other borrowed funds. Changes in net interest income from period to period result from increases or decreases in the average balances (volume) of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the Company's ability to manage its earning asset portfolio and the availability of particular sources of funds.

    Net interest income for the year ended December 31, 1995 increased $1.0 million or 7.6% to $14.1 million from $13.1 million for 1994. This increase was primarily attributable to an increase in interest income of $1.6 million for 1995 as compared to 1994. The average yield on interest-earning assets increased to 9.95% for 1995 as compared to 8.89% for 1994. The average yield on loans, investment securities and Fed funds sold for 1995 were 10.65%, 6.15% and 5.56% respectively, compared to 9.79%, 4.26% and 3.91% respectively for
1994.    Offsetting the increase in the yield on interest-earning assets was a decrease in total average interest-earning assets to $194.9 million for
1995 as compared to $200.1 million for 1994, a decrease of $5.2 million or 2.6%. This decrease was primarily in total average loans which decreased to $165.4 million for 1995 as compared to $168.1 million for 1994, a decrease of
$2.7 million or 1.6%.   (See "Management's Discussion and Analysis or Plan of
Operation -- Financial Condition -- Loans.") Average Federal funds sold also decreased to $7.7 million for 1995 as compared to $9.7 million for 1994, a decrease of $2.0 million or 20.6%. Offsetting the increase in interest income, interest expense for 1995 was $5.2 million, an increase of $639,000 or 14.1% as compared to $4.5 million for 1994. This increase was due primarily to an increase in the average rate paid on interest-bearing liabilities to 3.48% in 1995 from 2.93% in 1994, offset by a decrease in average interest-bearing liabilities to $148.5 million at December 31, 1995 from $154.5 million at December 31, 1994, a decrease of $6.0 million or 3.9%. (See "Managements' Discussion and Analysis or Plan of Operation --
Financial Condition --Deposits".) Recent declines in short-term interest rates notwithstanding, average short-term rates during 1995 were generally higher than those in 1994 accounting for the increases in both the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The Company's net interest spread (the average taxable equivalent rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities) increased to 6.47% for 1995 from 5.96% for 1994 and the net interest margin increased to 7.30% for 1995 from 6.63% for 1994.

    Net interest income for the year ended December 31, 1994 increased $657,000 or 5.3% to $13.1 million from $12.5 million for 1993. This increase was primarily attributable to an increase in interest income of $875,000 for 1994 as compared to 1993. This increase was primarily due to an increase in total average interest earning assets of $12.3 million, offset by a decrease in the average yield on interest-earning assets to 8.89% for 1994 as compared to 9.06% for 1993. Although interest rates increased during 1994, the Company's average yield on interest-earning assets decreased as poor loan demand resulted in an increase in the proportion of lower yielding interest-earning assets such as investment securities and Federal funds sold to total average interest-earning assets to 16.0% for 1994 from 10.9% for 1993. Average investment securities and Federal funds sold increased $11.6 million or 56.7% to $32.0 million for 1994 from $20.4 million for 1993, accounting for an increase in interest income $486,000. The average yield on loans increased to 9.79% for 1994 from 9.64% for 1993. This increase is due primarily to increases in the prime lending rate and the Bank's base lending rate to 8.50% and 9.75%, respectively at December 31, 1994 from 6.00% and 7.25%, respectively at December 31, 1993. Additional interest income of $489,000 and $318,000 on nonaccrual loans would have been recorded during 1994 and 1993, respectively if the loans had been paid in accordance with their original terms, which reduced the yield on average loans by approximately 0.29% and 0.19% for 1994 and 1993, respectively. The yield on approximately 63.6% of the Banks earnings assets at December 31, 1994 were tied to the Bank's base lending rate, national prime rate or mature within one year, allowing rapid repricing of much of the Company's earning assets. Also offsetting the impact of the increases in the prime and base lending rates was the runoff of a large volume of consumer loans made primarily in 1990 and 1989 at an average rate of approximately 9.75% and the replacement of these loans at rates ranging generally from 7.75% to 8.75%. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Loans.") Offsetting the increase in interest income, interest expense increased $218,000 during 1994. This increase is due primarily to an increase in average interest-bearing liabilities of $8.5 million during 1994, primarily in the savings category, offset by a decrease in the average rate paid on average interest-bearing liabilities to 2.93% for 1994 as compared to 2.95% for 1993, despite generally higher short term interest rates in 1994. Average savings deposits, which tend to be sensitive to short term interest rates, increased $19.4 million or 31.1% to $81.8 million for 1994 from $62.4 million for 1993 and the average rate paid on these deposits increased to 3.04% for 1994 from 2.70% for 1993. Offsetting these increases was a decline in average time deposits and in the rate paid on average time deposits, which historically have carried the highest interest rates of the Company's deposits. Average time deposits declined to 21.9% of total average interest-bearing deposits for 1994 from 34.5% for 1993 and the average rate paid on time deposits decreased to 3.18% for 1994 as compared to 3.56% for
1993.   The Company's net interest spread (the average taxable equivalent rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities) decreased to 5.96% for 1994 from 6.11% for 1993 and the net interest margin decreased to 6.63% for 1994 from 6.76% for 1993.

    The yield on approximately 53.8% and 58.2% at December 31, 1995 and 1994, respectively, of the Bank's loan portfolio moves up or down within one year as the Bank adjusts its base lending rate (generally set at between 1% to 2% over national prime rate) with changes in the national prime rate, or with changes in other widely used indices. An additional 8.5% and 7.9% at December 31, 1995 and 1994, respectively, of the portfolio consists of fixed rate loans which mature in one year or less. The foregoing enables the Bank to quickly adjust to a changing interest rate environment. Management believes that interest rates on each category of loans in the Bank's loan portfolio are competitively priced for banks in its market area. The yield on average loans is also dependent on the mix of loans in the loan portfolio. Real estate construction loans and commercial loans are typically offered at higher interest rates and fees than conventional real estate loans, lease financing or automobile and other consumer loans. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Loans.")


The table on the following page shows the Company's consolidated average balances of assets, liabilities and stockholders' equity, the amount of interest income or interest expense, the average yield or rate for each category of interest-earning assets and interest-bearing liabilities, and the net interest spread and net interest margin for the year indicated. Tax-exempt income from investment securities and loans is presented on a tax-equivalentbasis assuming a 34% federal tax rate for 1995, 1994, and 1993.

                                                                    YEARS ENDED DECEMBER 31,
                                -------------------------------------------------------------------------------------------------
                                              1995                             1994                             1993
                                -------------------------------------------------------------------------------------------------
                                            INTEREST   AVERAGE               INTEREST    AVERAGE              INTEREST    AVERAGE
                                AVERAGE     INCOME/     RATE/    AVERAGE      INCOME/     RATE/   AVERAGE      INCOME      RATE/
                                BALANCE     EXPENSE     YIELD    BALANCE      EXPENSE     YIELD   BALANCE      EXPENSE     YIELD
                                -------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans (1) . . . . . . . . . . $165,374    $17,617    10.65%    $168,076    $16,459     9.79%    $167,402    $16,132     9.64%
  Taxable investment
     securities . . . . . . . .   20,570      1,294     6.29       21,209        883     4.16       12,300        536     4.36
  Tax-exempt investment
     securities . . . . . . . .    1,223         47     3.81        1,095         68     6.19        2,934        198     6.74
  Interest-bearing deposits . .       44          3     5.60           78          3     3.65           --         --       --
  Federal funds sold and
     securities purchased
     under agreement to resell.    7,708        429     5.56        9,655        378     3.91        5,213        146      2.81
                                --------    -------    -----     --------    -------    -----     --------    -------     -----
  Total earning assets. . . . .  194,919     19,390     9.95      200,113     17,791     8.89      187,849     17,012      9.06
                                --------    -------    -----     --------    -------    -----     --------    -------     -----
Non-interest-earning assets:
  Cash and due from banks . . .   21,070                           24,643                           21,727
  Premises and equipment, net .   10,026                            9,664                            9,856
  Other assets(2) . . . . . . .    9,238                           11,040                           11,554
                                --------                         --------                         --------
  Total non-interest-earning
     assets . . . . . . . . . .   40,334                           45,347                           43,137
                                --------                         --------                         --------

Less allowance for loan
  losses. . . . . . . . . . . .    2,668                            2,088                            2,363
                                --------                         --------                         --------
  Total assets. . . . . . . . . $232,585                         $243,372                         $228,623
                                --------                         --------                         --------
                                --------                         --------                         --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
     Interest-bearing demand. .   33,744        574     1.70       34,977        596     1.70       30,428        555      1.82
     Savings. . . . . . . . . .   79,031      2,705     3.42       81,751      2,485     3.04       62,353      1,686      2.70
     Time . . . . . . . . . . .   30,600      1,457     4.76       32,680      1,039     3.18       48,948      1,741      3.56
  Other short term borrowings .    1,483         84     5.65        1,433         57     4.00        1,607         51      3.18
  Capital lease . . . . . . . .      476        721     4.18          495        701     4.14          506        721      4.31
  Long term debt. . . . . . . .    3,178        272     8.56        3,178        278     8.73        2,181        202      9.27
                                --------    -------    -----     --------    -------    -----     --------    -------     -----
  Total interest-bearing
     liabilities. . . . . . . .  148,512      5,164     3.48      154,514      4,525     2.93      146,023      4,307      2.95
                                --------    -------    -----     --------    -------    -----     --------    -------     -----

Non-interest-bearing liabilities:
  Demand deposits . . . . . . .   66,910                           73,165                           69,195
  Other liabilities . . . . . .    1,799                            1,601                              670
                                --------                         --------                         --------
  Total liabilities . . . . . .  217,221                          229,280                          215,888

Stockholders' equity. . . . . .   15,364                           14,092                           12,735
                                --------                         --------                         --------
  Total liabilities and
     stockholders' equity . . . $232,585                         $243,372                         $228,623
                                --------                         --------                         --------
                                --------                         --------                         --------
Net interest income
  (tax equivalent basis). . . .              14,226                           13,266                           12,705
Reversal of tax equivalent
  adjustment. . . . . . . . . .                (104)                            (144)                            (240)
                                            -------                          -------                          -------

Net interest income . . . . . .             $14,122                          $13,122                          $12,465
                                            -------                          -------                          -------
                                            -------                          -------                          -------
Net interest spread(3). . . . .                         6.47%                            5.96%                             6.11%
                                                       -----                            -----                             -----
                                                       -----                            -----                             -----
Net interest margin(4). . . . .                         7.30%                            6.63%                             6.76%
                                                       -----                            -----                             -----
                                                       -----                            -----                             -----

-----------------------------
(Footnotes on following page)

    The following table sets forth the dollar amount of changes in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average balances (volume) or changes in average interest rates. The variances attributable to both balance and rate changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each. Tax-exempt income from investment securities and loans is not presented on a tax-equivalent basis.

                                             1995 vs. 1994                        1994 vs. 1993
                                   ----------------------------------------------------------------------
                                          Increase (Decrease)                  Increase (Decrease)
                                           Due to Changes in                     Due to Change in
                                   ----------------------------------------------------------------------
                                      Volume      Rate         Total      Volume       Rate       Total
                                                    (Dollars in thousands)
Earning assets -- Interest income:
  Loans                               $(266)      $1,458      $1,192      $  65        $ 321        $386
  Investment securities:
     Taxable                            (27)         438         411        372          (25)        347
     Non-taxable                          5          (20)        (15)       (82)         (11)        (93)
  Federal funds sold                    (87)         138          51        158           74         232
  Interest-bearing deposits              (1)           1         --           3          --            3
                                      -----       ------      ------      -----        -----        -----

     Total                             (376)       2,015       1,639        516          359         875
                                      -----       ------      ------      -----        -----        -----
Deposits and borrowed funds --
Interest expense:
  Interest-bearing demand
     deposits                           (21)          (1)        (22)        79          (37)          42
  Savings deposits                      (85)         306         221        571          227          798
  Time deposits                         (70)         487         417       (533)        (169)        (702)
  Other short term borrowings             2           25          27         (6)          12            6
  Long term debt                        --            (1)         (1)        88          (12)          76
  Capital lease                          (3)         --           (3)        (1)          (1)          (2)
                                      -----       ------      ------      -----        -----        -----
     Total                             (177)         816         639        198           20          218
                                      -----       ------      ------      -----        -----        -----
Change in net interest income         $(199)      $1,199      $1,000      $ 318        $ 339        $ 657
                                      -----       ------      ------      -----        -----        -----
                                      -----       ------      ------      -----        -----        -----

------------------------------
(Footnotes from previous page)

(1) For purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

(2) Includes average balances of real estate owned other than Company and Bank premises during 1995 1994, and 1993 of $3.3 million, $4.9 million, and $7.6 million, respectively.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

     PROVISION FOR LOAN AND LEASE LOSSES

    The Company provides for loan and lease losses by a charge to operations based upon Management's evaluation of the loan portfolio, past loan loss experience, general economic conditions, and other pertinent factors. For the year ended December 31, 1995 the provision for loan losses increased $171,000 or 5.5%, to $3.3 million from $3.1 million for the year ended December 31, 1994. This increase is due to an increase in net loans charged off to $3.1 million or 1.89% of average loans outstanding during 1995 from $2.6 million or 1.54% of average loans outstanding during 1994, as well as additional provisions for loan and lease loss necessary in Management's opinion to reflect current weakness in the Southern California economy and downturn in the real estate market. For the year ended December 31, 1994 the provision for loan and lease losses increased $870,000 or 38.4%, to $3.1 million from $2.3 million for the year ended December 31, 1993. This increase is due to an increase in net loans charged off to $2.6 million or 1.54% of average loans outstanding during 1994 from $2.2 million or 1.32% of average loans outstanding during 1993, and the increase in nonperforming loans experienced during 1994. As of December 31, 1995 and 1994 the allowance for loan and lease losses represented 1.80% and 1.64% of total loans, respectively. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Allowance for Loan and Lease Losses.")

     OTHER INCOME

    For the year ended December 31, 1995, other income decreased to $6.6 million from $6.9 million for 1994, a decrease of $261,000 or 3.8%. This decrease was due primarily to a decrease in the premiums on SBA loans sold of $802,000, offset by an increase in service charges on deposits of $495,000. The decline in premiums on the sale of SBA loans is due in part to lower premium levels experienced in 1995 as compared to 1994 as well as Management's decision to sell fewer loans in an effort to boost the Company's level of earning assets during a period of low loan demand.

    For the year ended December 31, 1994, other income increased to $6.9 million from $6.5 million for 1993, an increase of $408,000 or 6.3%. This increase was due to an increase in premiums on the sale of SBA and Title I loans of $1.1 million and an increase in service charges on deposits of $352,000.
Rising interest rates during 1994 resulted in a significant decrease in the Company's mortgage lending activities, as the market for refinancing of mortgages declined significantly from the 1993 and 1992 levels. Fees on mortgage loans and the gains on sales of mortgage loans decreased $363,000 in 1994 as compared to 1993.

     OTHER EXPENSE

    Other expense decreased $1.2 million or 7.2% to $15.3 million for 1995 as compared to $16.5 million for 1994. Decreases of $549,000, $260,000 and $180,000 in advertising and public relations, salaries and employee benefits, and professional services respectively were due primarily to Management's efforts to reduce the Company's overhead costs by discontinuing some marginally profitable operations, making certain staff reductions and centralizing certain operational functions. Also contributing to the decrease in other expense was a decline in the carrying costs of other real estate owned of $256,000 due to the lower volume of OREO during 1995.

    Other expense increased $1.4 million or 9.1% to $16.5 million for 1994 as compared to $15.1 million for 1993. The largest increases were in salaries and employee benefits which increased $778,000 and in occupancy expense which increases $313,000. These increases were primarily due to increases in activity and volume in the Bank's SBA and Title I loan departments. Additionally, although decreasing in 1994 as compared to 1993, the Company incurred $1.0 million in expenses related to costs and writedowns related to other real estate owned, as compared to $1.2 million for 1993.

     INCOME TAXES

    For 1995, the Company's provision for federal and state income taxes was $562,000, an effective rate of 26.8%, a decrease from an effective rate of 74.9% for 1994. This increase is due to a significant increase in pretax income, offset by a decrease in the amount of valuation provision for deferred tax debits which represents future tax deductions.

    For 1994, the Company's provision for federal and state income taxes was $254,000, an effective rate of 74.9%, an increase from an effective rate of 33.5% for 1993. This increase is primarily due to an increase of $150,000 in the valuation allowance for deferred tax debits which represents future tax deductions.

    At December 31, 1995 and 1994 the Company's net deferred tax asset totaled $1.4 million and $1.3 million, respectively, before application of the valuation allowance. Management has analyzed the Company's deferred tax asset and determined that a valuation allowance of $225,000 and $350,000 at December 31, 1995 and 1994, respectively, was appropriate.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

    The liquidity of a banking institution reflects its ability to provide funds to meet customer credit needs, to accommodate possible outflows in deposits, to provide funds for day-to-day operations, and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate risk requires continuous analysis in order to match the maturities of categories of loans and investments with the maturities of deposits and bank-related borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of the banking institution's sources and uses of funds. Asset liquidity is provided by cash, certificates of deposit with other financial institutions, Federal funds sold, maturing investments, and loan maturities and repayments. Liquid assets (consisting of cash, Federal funds sold and investment securities) comprised 25.7% and 24.4% of the Company's total assets at December 31, 1995 and 1994
respectively.    Liquidity management also includes the management of unfunded
commitments to make loans and undisbursed amounts under lines of credit.    At
December 31, 1995 these commitments totaled $24.6 million in commercial loans, $2.6 million in letters of credit, $6.0 million in real estate construction loans, and $9.1 million in consumer and installment loans. At December 31, 1994 these commitments totaled $25.9 million in commercial loans, $1.8 million in letters of credit, $8.4 million in real estate construction loans, and $9.7 million in consumer and installment loans. The average Federal funds sold was $7.7 million in 1995 and $9.7 million in 1994.

    The Bank also has several secondary sources of liquidity. Many of the Bank's real estate construction, mortgage, Title I and SBA loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, the Bank has unsecured lines of credit in the amount of $3.0 million for the purchase of Federal funds with other financial institutions, may borrow funds under reverse repurchase agreements with other financial institutions and may borrow at the Federal Reserve discount window subject to the Bank's ability to supply collateral. Average Federal funds purchased were $506,000 and $134,000 in 1995 and 1994, respectively.

    Asset/liability management also involves minimizing the impact of interest rate changes on the Company's earnings through the management of the amount, composition and repricing periods of rate-sensitive assets and rate-sensitive liabilities. Emphasis is placed on maintaining a rate-sensitivity position within the Company's policy guidelines to avoid wide swings in spreads and to minimize risk due to changes in interest rates. At December 31, 1995 and 1994 approximately 64.9% and 67.7%, respectively, of the Company's total loans and 61.7% and 63.5%, respectively, of the Company's total interest-earning assets were tied to the Company's base lending rate, national prime rate, or mature within one year. Nearly all (96.0% in 1995 and 96.1% in 1994) of the Company's interest-bearing liabilities are immediately repriceable or mature in one year or less.


    The following table shows the amounts of real estate construction loans, and commercial financial and agricultural loans outstanding as of December 31, 1995, which, based on remaining scheduled repayments of principal, were due within one year, after one but within five years, and in more than five years:


                                                       MATURING
                                   -----------------------------------------------
                                               AFTER ONE
                                    WITHIN     BUT WITHIN    MORE THAN
                                   ONE YEAR    FIVE YEARS    FIVE YEARS     TOTAL
                                   --------    ----------    ----------    -------
                                                (DOLLARS IN THOUSANDS)
Real estate construction loans . . $ 8,860     $    57       $   295       $ 9,212
Commercial, financial and
  agricultural loans. . . . . .     25,749      20,743        28,263        74,755
                                   -------     -------       -------       -------
     Total. . . . . . . . . .      $34,609     $20,800       $28,558       $83,967
                                   -------     -------       -------       -------
                                   -------     -------       -------       -------

    The following table sets forth the sensitivity of the amounts due after one year to changes in interest rates.


                                               MATURING
                                  -----------------------------------
                                   AFTER ONE
                                  BUT WITHIN    MORE THAN
                                  FIVE YEARS    FIVE YEARS    TOTAL
                                  ----------    ----------    ------
                                         (DOLLARS IN THOUSANDS)
Loans:
  With fixed rate interest. . .   $  9,188     $  1,115       $10,303
  With floating rate interest .     11,612       27,443        39,055
                                   -------      -------       -------
     Total. . . . . . . . . . .    $20,800      $28,558       $49,358
                                   -------      -------       -------
                                   -------      -------       -------

    In order to match the rate-sensitivity of its assets, the Company's policy is to offer a significant number of variable rate deposit products and limit the level of large dollar time deposits with maturities greater than one year.

    The following table sets forth the rate-sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1995, the interest rate-sensitivity gap (interest rate-sensitive assets less interest rate-sensitive liabilities), cumulative interest rate-sensitivity gap, the Company's interest rate-sensitivity gap ratio (interest rate-sensitive assets divided by interest rate-sensitive liabilities) and the Company's cumulative interest rate-sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms.



                                              AFTER THREE    AFTER SIX     AFTER ONE
                                   WITHIN     MONTHS BUT     MONTHS BUT    YEAR BUT      AFTER
                                   THREE      WITHIN SIX     WITHIN ONE     WITHIN       FIVE
                                   MONTHS       MONTHS          YEAR       FIVE YEARS    YEARS      TOTAL
                                  --------    -----------    ----------    ----------    ------    --------
                                             (DOLLARS IN THOUSANDS)

INTEREST-EARNINGS ASSETS:
  Loans . . . . . . . . . . .     $ 69,906    $28,875        $ 6,329       $49,186       $ 7,654   $161,950
  Investment securities . . .        4,098      1,325          1,499        12,832         6,418     26,172
  Federal funds sold. . . . .       10,500         --             --            --            --     10,500
  Interest-bearing deposits .           --         --             --            --            --         --
                                  --------    -------        -------       -------       -------   --------
     Total. . . . . . . . . .       84,504     30,200          7,828        62,018        14,072    198,622

INTEREST-BEARING LIABILITIES:
  Interest-bearing demand
     deposits . . . . . . . .       35,119         --             --            --            --     35,119
  Savings deposits. . . . . .       74,216         --             --            --            --     74,216
  Time deposits . . . . . . .       19,399      6,851          5,145         2,372             6     33,773
  Borrowed funds. . . . . . .          568         43             89         3,021           462      4,183
                                  --------    -------        -------       -------       -------   --------
     Total. . . . . . . . . .      129,302      6,894          5,234         5,393           468    147,291

Interest rate-sensitivity gap      (44,798)    23,306          2,594        56,625        13,604   $ 51,331
Cumulative interest rate
  sensitivity gap . . . . . .     $(44,798)  $(21,492)      $(18,898)      $37,727       $51,331
Interest rate-sensitivity
  gap ratio . . . . . . . . .          .65x      4.38x          1.50x        11.50x        30.07x      1.35x
Cumulative interest rate
  sensitivity gap ratio . . .          .65x       .84x           .87x         1.26x         1.35x


    As of December 31, 1995, the Company was liability-sensitive within one year and asset-sensitive beyond one year. Liability sensitivity means that rate-sensitive liabilities exceed rate-sensitive assets. This position will generally result in enhanced earnings in a falling interest rate environment and declining earnings in a rising interest rate environment. Asset sensitivity means that rate-sensitive assets exceed rate-sensitive liabilities. This position will generally result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because a larger volume of assets than liabilities will reprice. However, the foregoing table does not necessarily indicate the impact of general interest rate movements on the Company's net interest yield, because the repricing of various categories of assets and liabilities is discretionary and is subject to competition and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may in fact price at different times and at different rate levels. Management attempts to mitigate the impact of changing interest rates in several ways, one of which is to manage its interest rate-sensitivity gap.
The use of a base lending rate by the Company for the majority of its floating rate loans also allows the Company more flexibility than the use of a national prime rate in matching changes to the yield on floating rate loans to changes in its funding costs. In addition to managing its assets/liability position, the Company has taken steps to mitigate the impact of changing interest rates by generating non-interest income through service charges, offering products which are not interest rate-sensitive, such as escrow services and insurance products, and through the sale and servicing of mortgage loans.

EFFECTS OF INFLATION

    The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate with inflation. This is especially true for banks with a high percentage of rate-sensitive interest-earning assets and interest-bearing liabilities. A bank can further reduce the impact of inflation if it can manage its rate-sensitivity gap. This gap represents the difference between variable rate assets and variable rate liabilities. The Company attempts to structure its assets and liabilities and manage its gap accordingly, thus seeking to minimize the potential effects of inflation. (See "Management's Discussion and Analysis or Plan of Operations --Liquidity and Asset/Liability Management").

ITEM 7.  FINANCIAL STATEMENTS.

    North County Bancorp's financial statements begin on page 58 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III


ITEMS 9, 10, 11 AND 12.

    The information required by these items is contained in the Company's definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders which the Company intends to file with the Commission within 120 days after the close of the Company's 1995 fiscal year in accordance with the Commission's Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

                                     PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

         (1)  FINANCIAL STATEMENTS

              The following consolidated financial statements and report of independent accountants of North County Bancorp are included in this report commencing on page 58

              Report of Independent Accountants

              Consolidated Statement of Financial Condition - December 31, 1995 and 1994

              Consolidated Statement of Income - Years ended December 31, 1995 and 1994

              Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1995 and 1994

              Consolidated Statement of Cash Flows - Years ended
              December 31, 1995 and 1994

              Notes to Consolidated Financial Statements

         (2)  FINANCIAL STATEMENT SCHEDULES

              Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in North County Bancorp's consolidated financial statements or related notes.

         (3)  EXHIBITS

              Exhibits required to be filed hereunder are indexed on sequentially numbered pages 57 through 59 hereof.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1995

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 20, 1996             NORTH COUNTY BANCORP,
                                   a California corporation


                           By:  /s/ Michael J. Gilligan
                                -----------------------
                                     Michael J. Gilligan
                                     Vice President and Chief
                                     Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                           Date
---------                  -----                           ----
 /s/ Alan P. Chamberlain   Director                        March 20, 1996
------------------------
Alan P. Chamberlain

 /s/ G. Bruce Dunn         Director                        March 20, 1996
------------------------
G. Bruce Dunn

 /s/ Michael J. Gilligan   Vice President and Chief        March 20, 1996
------------------------
Michael J. Gilligan          Financial Officer

/s/ Ronald K. Goode        Director                        March 20, 1996
------------------------
Ronald K. Goode

 /s/ James M. Gregg        Chairman of the Board and       March 20, 1996
------------------------
James M. Gregg               Chief Executive Officer

 /s/ Rodney D. Jones       President and Director          March 20, 1996
------------------------
Rodney D. Jones

 /s/ Eric D. Kroesche      Director                        March 20, 1996
------------------------
Eric D. Kroesche

 /s/ Jack Port             Director                        March 20, 1996
------------------------
Jack Port

/s/ Clarence R. Smith      Director                        March 20, 1996
------------------------
Clarence R. Smith

/s/ Raymond V. Stone       Director                        March 20, 1996
------------------------
Raymond V. Stone

/s/ Burnet F. Wohlford     Director                        March 20, 1996
------------------------
Burnet F. Wohlford


                                INDEX TO EXHIBITS

                                                                           PAGE NUMBER IN
EXHIBIT TABLE                                                              SEQUENTIAL
REFERENCE                                                                  NUMBERING
NUMBER                               ITEM                                  SYSTEM
------------                         ----                                  ---------------
3.1             Articles of Incorporation of North County Bancorp filed
                October 5, 1981 as amended by Certificate of Amendment
                of Articles of Incorporation filed July 28, 1988. (3)

3.2 Amended and Restated Bylaws of North County Bancorp as adopted February 21, 1990. (3)

4.1             Specimen of Common Stock Certificate. (3)

4.2             Form of Indenture between North County Bancorp and
                Security Pacific National Bank, as Trustee, for up to $3,593,000 aggregate principal amount of 9 1/4%
                convertible subordinated debentures due May 15, 2002. (4)

4.3             Specimen of Debenture Certificate. (4)

10.1            Lease dated April 23, 1975 by and between Fifth Avenue
                Financial Group, a general partnership, and North County
                Bank, including an Amendment to Lease, effective May 1,
                1980, and Assignment of Lease, effective August 1, 1985, for a portion of the office space at the Fifth Avenue
                Financial Center in Escondido, California. (3)

10.2            Sublease dated September 28, 1989, between FarWest
                Savings and Loan Association and North County Bancorp, including First Amendment to Sublease, dated October 19,
                1989, for a portion of the office space at the Fifth Avenue
                Financial Center in Escondido, California. (3)

10.3            Lease Agreement dated November 1, 1989, between Ontario
                Associates, a general partnership, and North County
                Bancorp, for a portion of the office space at the Fifth
                Avenue Financial Center in Escondido, California. (3)

10.4            Lease Agreement dated March 1, 1990, between Ontario
                Associates, a general partnership, and North County
                Bancorp, for a portion of the office space at the Fifth
                Avenue Financial Center in Escondido, California. (4)


____________________________________
(Footnotes on page 57)

                                                                               PAGE NUMBER IN
EXHIBIT TABLE                                                                  SEQUENTIAL
REFERENCE                                                                      NUMBERING
NUMBER                               ITEM                                      SYSTEM
------------                         ----                                      ---------------
10.5            Lease Agreement dated November 1, 1986, between Ontario
                Associates, a general partnership, and North County
                Bancorp, relating to a portion of the office space at the
                Fifth Avenue Financial Center in Escondido, California. (3)

10.6            Assignment of Lease dated July 1, 1989, between First
                National Bank and North County Bancorp, for the premises located at 8085 Clairemont Mesa Boulevard, San Diego,
                California. (3)

10.7            North County Bancorp Incentive Stock Option Plan and
                Form of Stock Option Agreement. (1)

10.8            North County Bank Employee Stock Ownership Plan
                Restated as of January 1, 1989. (3)

10.9            Employment Contract between James M. Gregg and North
                County Bank, dated April 14, 1983. (3)

10.10 Deferred Compensation and Stock Purchase Agreement between James M. Gregg and North County Bank, dated
                February 1, 1986. (3)

10.11           Lease Agreement dated March 1, 1990, between Ontario
                Associates, a general partnership, and North County
                Bancorp, for a portion of the office space at the Fifth Avenue Financial Center in Escondido, California. (4)

10.12           Lease Agreement dated July 15, 1991 between Ontario
                Associates, a general partnership, and North County
                Bancorp, for a portion of the office space at the Fifth
                Avenue Financial Center in Escondido, California. (5)

10.13           Adoption agreement between North County Bank and The
                Prudential Bank dated August 29, 1991 for the North
                County Bancorp and Subsidiaries 401(k) Plan. (5)

----------------------
(Footnotes on page 57)

EXHIBIT TABLE                                                     PAGE NUMBER IN
REFERENCE                                                         SEQUENTIAL
NUMBER                                                            NUMBERING
-------------                         ITEM                        SYSTEM
                                      ----                        --------------

10.14          Lease Agreement dated July 23, 1992 between Hagan
               Enterprises and North County Bank for a portion of the premises located at 1735 West Ramsey Street, Banning, California. (6)

10.15          Lease Agreement dated February 1, 1992 between Son
               Corporation and North County Bank for a modular banking facility located at 41500 Ivy Street, Murrieta, California. (6)

10.16 Lease Agreement dated August 27, 1993 between Ontario Associates, a general partnership, and North County Bancorp, for a portion of the office space at the Fifth Avenue Financial Center in Escondido,
               California. (7)

10.17          Lease Agreement dated January 4, 1994 between the
               County of Riverside and North County Bank for a portion of the premises located at 1735 West Ramsey Street, Banning, California. (7)

22             Subsidiaries of North County Bancorp

24             Consent of Price Waterhouse.

------------------------------
(Footnotes on following  page)

-------------------------------
(Footnotes from previous pages)

(1) Incorporated by reference to the Exhibits to the North County Bancorp S-8 Registration Statement, Registration No. 2-84173, as filed with the Commission on May 25, 1983.

(2) Incorporated by reference to the Exhibits to the North County Bancorp Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 2-75820, as filed with the Commission on March 31, 1989, and amended on April 13, 1989.

(3) Incorporated by reference to the Exhibits to the North County Bancorp Annual Report on Form 10-K for the fiscal year ended December 31, 1989 File No. 0-10627, as filed with the Commission on March 1, 1990, and amended on April 30, 1990.

(4) Incorporated by reference to the Exhibits to the North County Bancorp Annual Report on Form 10-K for the fiscal year ended December 31, 1990 File No. 0-10627, as filed with the Commission on March 31, 1991.

(5) Incorporated by reference to the Exhibits to the North County Bancorp Annual Report on Form 10-K for the fiscal year ended December 31, 1991 File No. 0-10627, as filed with the Commission on March 30, 1992.

(6) Incorporated by reference to the Exhibits to the North County Bancorp Annual Report on Form 10-K for the fiscal year ended December 31, 1992 File No. 0-10627, as filed with the Commission on March 30, 1993.

(7) Incorporated by reference to the Exhibits to the North County Bancorp Annual Report on Form 10-K for the fiscal year ended December 31, 1993 File No. 0-10627, as filed with the Commission on March 30, 1994.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of North County Bancorp



In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of North County Bancorp and its subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
San Diego, California
March 4, 1996

                              NORTH COUNTY BANCORP
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


                                                         December 31,
                                                 ----------------------------
                                                     1995            1994
                                                 ------------    ------------
ASSETS

Cash and cash equivalents:
  Cash and due from banks                        $ 24,233,000    $ 30,553,000
  Federal funds sold                               10,500,000       2,500,000
                                                 ------------    ------------
                                                   34,733,000      33,053,000
Investment securities:
  Available for sale                               18,250,000      15,602,000
  Held to maturity                                  7,922,000      11,566,000

Mortgage loans held for sale                          ---           1,772,000

Loans                                             161,950,000     166,609,000
  Less: Allowance for loan and lease losses         2,916,000       2,739,000
                                                 ------------    ------------
                                                  159,034,000     163,870,000

Other real estate owned                             2,402,000       3,607,000
Premises and equipment, net                         9,526,000      10,386,000
Accrued interest receivable and other assets        5,167,000       6,984,000
                                                 ------------    ------------
                                                 $237,034,000    $246,840,000
                                                 ------------    ------------
                                                 ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest-bearing                           $ 70,728,000    $ 79,651,000
  Interest-bearing                                143,108,000     146,450,000
                                                 ------------    ------------
                                                  213,836,000     226,101,000

Accrued expenses and other liabilities              1,788,000       1,211,000
U. S. Treasury demand note                            543,000       2,103,000
Notes payable                                       1,500,000       1,500,000
Capital lease obligation                              462,000         491,000
Convertible subordinated debentures                 1,678,000       1,678,000
                                                 ------------    ------------
     Total liabilities                            219,807,000     233,084,000
                                                 ------------    ------------
Stockholders' equity:
  Common stock, no par value;
     Authorized, 5,000,000 shares;
     Outstanding shares 1,789,779 in
        1995 and 1,549,709 in 1994                  9,156,000       7,380,000
     Retained earnings                              8,164,000       6,632,000
     Unrealized loss on available for
        sale securities, net of tax                   (93,000)       (256,000)
                                                 ------------    ------------
     Total stockholders' equity                    17,227,000      13,756,000
                                                 ------------    ------------
Commitments and contingencies (Notes 8 and 16)
                                                 $237,034,000    $246,840,000
                                                 ------------    ------------
                                                 ------------    ------------


          See accompanying notes to consolidated financial statements

                              NORTH COUNTY BANCORP
                        CONSOLIDATED STATEMENT OF INCOME

                                                    Year ended December 31,
                                                 -----------------------------
                                                     1995             1994
                                                 ------------     ------------
Interest income:
  Interest and fees on loans                      $17,527,000      $16,335,000
  Investment securities:
     Taxable                                        1,115,000          847,000
     Exempt from Federal income taxes                  33,000           48,000
     Dividends                                        179,000           36,000
  Federal funds sold                                  429,000          378,000
  Deposits with other financial institutions            3,000            3,000
                                                  -----------      -----------
     Total interest income                         19,286,000       17,647,000
                                                  -----------      -----------
Interest expense:
  Deposits                                          4,736,000        4,120,000
  Federal funds purchased                              33,000            6,000
  U. S. Treasury demand note                           51,000           51,000
  Notes payable, capital lease obligation
     and convertible subordinated debentures          344,000          348,000
                                                  -----------      -----------
     Total interest expense                         5,164,000        4,525,000
                                                  -----------      -----------
     Net interest income                           14,122,000       13,122,000

Provision for loan and lease losses                 3,306,000        3,135,000
                                                  -----------      -----------
Net interest income after
  provision for loan losses                        10,816,000        9,987,000

Other income                                        6,612,000        6,873,000

Other expense                                      15,334,000       16,521,000
                                                  -----------      -----------

Income before income taxes                          2,094,000          339,000
Provision for income taxes                            562,000          254,000
                                                  -----------      -----------
Net income                                        $ 1,532,000      $    85,000
                                                  -----------      -----------
                                                  -----------      -----------
Earnings per share:
  Primary                                         $       .94      $       .05
                                                  -----------      -----------
                                                  -----------      -----------
  Fully diluted                                   $       .88      $       .05
                                                  -----------      -----------
                                                  -----------      -----------
Pro forma earnings per share:
  (unaudited) (Notes 1 and 17):
  Primary                                         $       .89      $       .05
                                                  -----------      -----------
                                                  -----------      -----------
  Fully diluted                                   $       .84      $       .05
                                                  -----------      -----------
                                                  -----------      -----------


          See accompanying notes to consolidated financial statements.

                             NORTH COUNTY BANCORP
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                          Common stock                                              Total
                                     -----------------------      Retained    Unrealized loss   stockholders'
                                      Shares        Amount        earnings     on securities       equity
                                     ---------    ----------     ----------    -------------    -------------
Balance at December 31, 1993         1,549,709    $7,380,000     $6,547,000     $ (46,000)      $13,881,000

Increase in unrealized loss on
  available for sale securities,
  net of tax                                                                     (210,000)         (210,000)

Net income                                                           85,000                          85,000
                                     ---------    ----------     ----------     ---------       -----------
Balance at December 31, 1994         1,549,709     7,380,000      6,632,000      (256,000)       13,756,000

Exercise of stock options               11,876        87,000                                         87,000

Sale of common stock                   228,194     1,689,000                                      1,689,000

Decrease in unrealized loss on
  available for sale securities,
  net of tax                                                                      163,000           163,000

Net income                                                        1,532,000                       1,532,000
                                     ---------    ----------     ----------     ---------       -----------
Balance at December 31, 1995         1,789,779    $9,156,000     $8,164,000$      (93,000)      $17,227,000
                                     ---------    ----------     ----------     ---------       -----------
                                     ---------    ----------     ----------     ---------       -----------


          See accompanying notes to consolidated financial statements

                              NORTH COUNTY BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    December 31,
                                                          ------------------------------
                                                               1995             1994
                                                          -------------     ------------
Cash flows from operating activities:
  Net income                                              $  1,532,000      $    85,000
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Depreciation and amortization of:
           Office property and equipment                     1,471,000        1,384,000
           Deferred loan fees and costs, net                  (495,000)        (443,000)
           Investment premiums and discounts, net               50,000          159,000
           Loan servicing rights                               320,000          341,000
           Other                                                50,000           50,000
        Provision for loan loss                              3,306,000        3,135,000
        Origination and sale of mortgage loans, net             ---           1,602,000
        Loss on the sale of investment securities               18,000           ---
        Decrease (increase) in interest receivable             173,000         (287,000)
        Increase (decrease) in taxes payable                   136,000         (260,000)
        Increase in accrued expenses                           251,000          247,000
        Increase in interest payable                           192,000           86,000
        Decrease (increase) in loan sales receivable         1,282,000       (1,282,000)
        Other, net                                             736,000         (575,000)
                                                          ------------      ------------
           Net cash provided by operating
             activities                                      9,022,000        4,242,000
                                                          ------------      ------------
Cash flows from investing activities:
  Proceeds from maturities of
     investment securities                                  12,103,000         3,085,000
  Proceeds from sale of available for
     sale securities                                         5,150,000         3,646,000
  Purchases of investment securities                       (16,325,000)      (20,784,000)
  Net decrease (increase) in loans                           1,129,000        (4,277,000)
  Purchase of premises and equipment                          (612,000)       (2,382,000)
  Proceeds from sale of other real estate owned              3,292,000         3,891,000
                                                          ------------      ------------
     Net cash provided by (used in)
        investing activities                                 4,737,000       (16,821,000)
                                                          ------------      ------------
Cash flows from financing activities:
  Cash payments on capital lease
     obligations                                               (29,000)          (10,000)
  Net (decrease) increase in deposits                      (12,266,000)        6,835,000
  Net (decrease) increase in
     U.S. Treasury demand note                              (1,560,000)          289,000
  Net decrease in notes payable                                 ---             (139,000)
  Cash proceeds from sale of common stock                    1,776,000            ---
                                                          ------------      ------------
     Net cash (used in) provided by
        financing activities                               (12,079,000)        6,975,000
                                                          ------------      ------------
Net increase (decrease) in cash and
  cash equivalents                                           1,680,000        (5,604,000)
Cash and cash equivalents at
  beginning of year                                         33,053,000        38,657,000
                                                          ------------      ------------
Cash and cash equivalents at
  end of year                                             $ 34,733,000      $ 33,053,000
                                                          ------------      ------------
                                                          ------------      ------------
Supplemental disclosure of cash flow information:
  Total interest paid                                     $  4,972,000      $  4,937,000
  Total income taxes paid                                 $    793,000      $    514,000
  Real estate acquired through foreclosure                $  2,668,000      $    915,000


          See accompanying notes to consolidated financial statements.

                             NORTH COUNTY BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


    BASIS OF PRESENTATION The consolidated financial statements include the accounts of North County Bancorp (the Company) and its wholly owned subsidiary, North County Bank (the Bank). All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in accordance with generally acceptable accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. Economic risk is comprised of three components - interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature and reprice at different speeds, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrower's inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities which may impact, favorably or unfavorably, the realizability of those assets and liabilities.

The Company is subject to regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination. (See "NOTE 2 - REGULATORY MATTERS".)

    CASH AND CASH EQUIVALENTS Cash on hand, cash items in the process of collection, amounts due from correspondent banks and the Federal Reserve Bank and federal funds sold to other financial institutions are included in cash and cash equivalents.

    INVESTMENT SECURITIES Securities held for investment purposes consist of debt obligations and marketable equity securities. Investments are classified into the following two categories: held to maturity or available for sale. Held to maturity securities are carried at amortized cost while available for sale securities are carried at market value. Unrealized gains and losses on available for sale securities are recorded directly to stockholders' equity, net of tax. Gains or losses on sales are based upon specific identification of securities sold.

     MORTGAGE LOANS HELD FOR SALE Mortgage loans originated and held for sale are valued in the aggregate at the lower of cost or market. Gain or loss is recognized upon sale as the difference between the net sales price and the carrying value at the time of sale. Servicing fee income is recognized as collected on loans for which servicing rights have been retained.

     LOANS Interest on loans is accrued based upon the principal amount outstanding. The accrual of interest on loans is discontinued when, in management's judgment, the interest will not be paid in accordance with its terms. At that time interest previously recorded but not collected is reversed and charged against current income. Loan origination fees, certain direct loan origination costs and purchase premiums and discounts on loans are deferred and amortized over the related life of the loan as an adjustment to the loan's yield.

The Company sells Small Business Administration (SBA) loans to a variety of secondary market investors. The Bank sells the guaranteed portions of SBA loans and retains the unguaranteed portions as well as the rights and obligations to service the loans. The Company receives an interest rate differential from payments made by the borrowers which is at least sufficient to provide for the future servicing costs and an allowance for a reasonable profit. Gains are recorded upon the sale of the loans based upon premiums paid by the purchasers and upon the present value of the retained interest rate differential over the estimated lives of the loans where the differential exceeds the Company's estimated future servicing costs.

The Company also sells Federal Home Administration Title I loans to secondary market investors. Gains or losses on the sale of Title I loans are recognized upon sale as the difference between the net sales price and the carrying value at the time of sale. Deferred origination fees and expenses are recognized at the time of sale.

    ALLOWANCE FOR LOAN AND LEASE LOSSES The Company provides an allowance for loan and lease losses by a charge to current operations based on Management's evaluation of the risks in the loan portfolio, prospective economic conditions, past loss experience, and other pertinent factors which form a basis for determining the adequacy of the allowance for loan and lease losses.

During 1995, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting for Loan Impairment-Income Recognition and Disclosures." A loan is deemed to be impaired when it is probable that a creditor may not collect amounts due according to the original contractual terms of the original loan agreement. Impaired loans are measured using one of the following methods: (i) the present value of expected cash flows discounted at the loan's effective interest rate; (ii) the observable value of the loan's market price; or (iii) the fair value of the collateral if the loan is collateral dependent. The effect of adoption on the Company's financial position and results of operations was not material.

    OTHER REAL ESTATE OWNED Real estate acquired in satisfaction of loans is reported as other real estate owned. Other real estate owned is recorded at the lower of the loan balance at the date of acquisition, the present value of expected cash flows or the fair value less expected selling costs. Subsequent operating expenses or income, reductions in estimated value, and gains or losses upon sale are charged to current operations.

    PREMISES AND EQUIPMENT Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined by use of the straight-line method over the estimated useful lives of the assets, primarily 3 to 45 years. Maintenance and repair costs are expensed as they are incurred, while renewals and betterments are capitalized.


    INCOME TAXES The Company files consolidated Federal and combined California state income tax returns. The Company provides for income taxes under the liability method. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. A valuation allowance may

                             NORTH COUNTY BANCORP
be established to reflect the likelihood of realization of deferred tax assets. The effect of tax rate changes are reflected in income in the period in which such changes are enacted.

    EARNINGS PER SHARE Earnings per share is based upon the weighted average number of common stock and common stock equivalents (stock options) outstanding. The weighted average number of shares used for primary earnings per share was 1,637,245 and 1,549,709 in 1995 and 1994, respectively. The calculation of fully diluted earnings per share assumes the issuance of 203,888 shares of common stock upon conversion of the Company's convertible subordinated debentures. The weighted average number of shares used for fully diluted earnings per share was 1,850,859 and 1,549,709 in 1995 and 1994 respectively.

Pro forma earnings per share is based upon the weighted average number of common stock and common stock equivalents (stock options) outstanding adjusted retroactively for a stock dividend declared on February 21, 1996. (See "NOTE 17
- SUBSEQUENT EVENTS".) The weighted average number shares used for primary earnings per share was 1,722,967 and 1,627,194 in 1995 and 1994, respectively. The calculation of fully diluted earnings per share assumes the issuance of 214,031 shares of common stock upon conversion of the Company's convertible subordinated debentures. The weighted average number of shares used for fully diluted earnings per share was 1,947,210 and 1,627,174 in 1995 and 1994 respectively. The calculation of earnings per share and pro forma earnings per share upon conversion of the debentures proved to be anti-dilutive at December 31, 1994 and as such is not reflected in the calculations.

NOTE 2 - REGULATORY MATTERS:

In May 1995, the Bank agreed to an Order to Cease and Desist (the "Order") with the Federal Deposit Insurance Corporation ("FDIC") pursuant to Section 8(b) of the Federal Deposit Insurance Act, as amended. The Order required, among other things, that the Bank; (a) maintain a ratio of Tier I capital to adjusted total assets of (i) at least seven and one-quarter percent (7.25%) by June 30, 1995 and (ii) at least seven and one-half percent (7.50%) by September 30, 1995, and
(b) shall not pay cash dividends without the prior written consent of the FDIC.

Based upon the results of its examination conducted in December, 1995, the FDIC has informally indicated its preliminary intent to terminate the Order and, pending Management's written response to the examination report may propose that the Bank enter into a new informal enforcement action the terms of which are currently unknown. Additionally, the FDIC has stated that the Bank should: (i) maintain an adequate level of capital, (ii) continue to reduce its overall level of classified assets, (iii) strengthen certain credit review procedures, (iv) increase and stabilize its earnings, and (v) correct certain deficiencies in its internal audit and regulatory compliance programs.

As a bank holding company without significant assets other than its equity interest in the Bank, the Company's ability to service its debt obligations depends upon the dividends it receives from the Bank. As part of a new informal enforcement action, the Bank may agree to maintain a specified level of Tier 1 capital, however, it is uncertain what restrictions, if any, on the payment of cash dividends will be agreed to.

                             NORTH COUNTY BANCORP

NOTE 3 - INVESTMENT SECURITIES:

The amortized cost and market value of investment securities as of December 31, 1995 and 1994 are as follows:

Available for sale:


                                           December 31, 1995
                        --------------------------------------------------------
                                          Gross          Gross
                        Amortized       Unrealized     Unrealized      Market
                           Cost           Gains          Losses         Value
                        -----------     ----------     ----------    -----------
U. S. Government and
  Federal agencies      $10,547,000     $20,000        $ (42,000)    $10,525,000
States and
  municipalities          1,596,000       4,000           (1,000)      1,599,000
Mortgage-backed           3,000,000      15,000           (1,000)      3,014,000
Equity securities         3,274,000          --         (162,000)      3,112,000
                        -----------     -------        ---------     -----------
                        $18,417,000     $39,000        $(206,000)    $18,250,000
                        -----------     -------        ---------     -----------
                        -----------     -------        ---------     -----------

Held to maturity:

                                          December 31, 1995
                        ------------------------------------------------------
                                        Gross          Gross
                        Amortized     Unrealized     Unrealized      Market
                           Cost         Gains          Losses         Value
                        ----------    ----------     ----------     ----------
U. S. Government and
  Federal agencies      $6,677,000     $48,000        $(40,000)     $6,685,000
States and
  municipalities           907,000      22,000            --           929,000
Mortgage-backed            338,000        --              --           338,000
                        ----------     -------        --------      ----------
                        $7,922,000     $70,000        $(40,000)     $7,952,000
                        ----------     -------        --------      ----------
                        ----------     -------        --------      ----------

Available for sale:

                                            December 31, 1995
                        --------------------------------------------------------
                                          Gross          Gross
                        Amortized       Unrealized     Unrealized      Market
                           Cost           Gains          Losses         Value
                        -----------     ----------     ----------    -----------
U. S. Government and
  Federal agencies      $14,095,000     $   --         $(334,000)    $13,761,000
States and
  municipalities            824,000         --           (27,000)        797,000
Mortgage-backed             734,000         --           (27,000)        707,000
Equity securities           418,000         --           (81,000)        337,000
                        -----------     ----------     ---------     -----------
                        $16,071,000     $   --         $(469,000)    $15,602,000
                        -----------     ----------     ---------     -----------
                        -----------     ----------     ---------     -----------

                             NORTH COUNTY BANCORP

Held to maturity:

                                           December 31, 1994
                        --------------------------------------------------------
                                          Gross          Gross
                        Amortized       Unrealized     Unrealized      Market
                           Cost           Gains          Losses         Value
                        -----------     ----------     ----------    -----------
U. S. Government and
  Federal agencies      $10,226,000     $   --         $(424,000)    $ 9,802,000
States and
  municipalities            929,000         --           (27,000)        902,000
Mortgage-backed             411,000         --            (9,000)        402,000
                        -----------     ----------     ---------     -----------
                        $11,566,000     $   --         $(460,000)    $11,106,000
                        -----------     ----------     ---------     -----------
                        -----------     ----------     ---------     -----------


Investment securities with a carrying value of $6,501,000 and $7,459,000 at December 31, 1995 and 1994, respectively, were pledged to secure public deposits as well as for other purposes required by law. Sales of available for sale securities during 1995 resulted in gross gains and losses of $18,000 and $36,000, respectively, and resulted in net taxes of $8,000. Sales of available for sale securities during 1994 resulted in gross gains of $44,000 and gross losses of $44,000 and resulted in no net tax impact.

The following table summarizes the maturity distribution of debt securities based on final maturity at December 31, 1995:

                           Held to Maturity              Available for Sale
                      ---------------------------   ---------------------------
                      Amortized       Estimated     Amortized       Estimated
                         Cost        Market Value      Cost        Market Value
                      ----------     ------------   ---------      ------------
Within one year       $1,250,000     $1,253,000     $ 2,077,000    $ 2,074,000
After one but
  within five years    6,258,000      6,284,000       8,845,000      8,825,000
After five but
  within ten years        76,000         77,000         103,000        105,000
After ten years           --             --           1,118,000      1,120,000
Mortgage-backed
  securities             338,000        338,000       3,000,000      3,014,000
                      ----------     ----------     -----------    -----------
                      $7,922,000     $7,952,000     $15,143,000    $15,138,000
                      ----------     ----------     -----------    -----------
                      ----------     ----------     -----------    -----------

                             NORTH COUNTY BANCORP

NOTE 4 - LOANS:

Loans at December 31 are summarized as follows:

                                                1995              1994
                                            ------------      ------------
Commercial, financial and agricultural      $ 74,755,000      $ 75,700,000
Installment and consumer                      46,748,000        45,022,000
Real estate mortgage                          26,870,000        26,741,000
Real estate construction                       9,212,000        14,211,000
Lease financing receivables                    3,586,000         4,148,000
Other                                            779,000           787,000
                                            ------------      ------------
                                            $161,950,000      $166,609,000
                                            ------------      ------------
                                            ------------      ------------

A summary of the changes in the allowance for loan and lease losses is as follows:

                                                  1995            1994
                                               ----------      ----------
Balance at beginning of year                   $2,739,000      $2,195,000
Provision charged to
  operating expense                             3,306,000       3,135,000
Recoveries on loans
  previously charged off                          115,000         259,000
Loans charged off                              (3,244,000)     (2,850,000)
                                               ----------      ----------
Balance at end of year                         $2,916,000      $2,739,000
                                               ----------      ----------
                                               ----------      ----------


At December 31, 1995 and 1994 loans on a nonaccrual basis were $5,290,000 and $5,118,000, respectively. Interest income collected relating to nonaccrual loans was $208,000 and $151,000 for the years ended December 31, 1995 and 1994. Additional interest income of $489,000 would have been recorded during both 1995 and 1994 if the loans had been paid in accordance with their original terms.

The Company's recorded investment in impaired loans at December 31, 1995 was $4,160,000 for which it had established reserves for loan losses of $423,000. The average recorded investment in impaired loans during 1995 was $4,387,000. Interest income on impaired loans of $173,000 was recognized for cash payments received in 1995. The Company is not committed to lend additional funds to debtors whose loans have been modified.

The Company in the normal course of business to meet the financing needs of its customers is a party to financial instruments with off-balance sheet risk. The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amounts of those instruments.

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments

                             NORTH COUNTY BANCORP
generally have fixed expiration dates or other termination clauses and may require payment of a fee. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower. Since certain of the commitments are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis.

The Company's off-balance sheet credit risk for undisbursed loan commitments and letters of credit at December 31, was as follows:

                                               1995            1994
                                            -----------     -----------
Commercial loans                            $24,596,000     $25,926,000
Installment and consumer loans                9,085,000       9,680,000
Real estate construction loans                6,036,000       8,397,000
Letters of credit                             2,600,000       1,816,000
                                            -----------     -----------
                                            $42,317,000     $45,819,000
                                            -----------     -----------
                                            -----------     -----------


Most of the Company's business activity is with customers located within San Diego and Riverside counties of Southern California. Accordingly, the Company's financial performance may be significantly impacted by the economic conditions of the area.

NOTE 5 - PREMISES AND EQUIPMENT:


Premises and equipment at December 31 are as follows:

                                              1995                1994
                                           ----------        -----------
Land                                       $2,068,000        $ 2,068,000
Building and improvements                   7,389,000          7,145,000
Furniture, fixtures and
  equipment                                 7,737,000          7,474,000
                                           ----------        -----------
                                           17,194,000         16,687,000
Less: Accumulated depreciation
  and amortization                          7,668,000          6,301,000
                                           ----------        -----------
                                           $9,526,000        $10,386,000
                                           ----------        -----------
                                           ----------        -----------


Building and improvements include a capitalized lease on the main branch premises of $580,000, less accumulated amortization of $381,000, as of December 31, 1995 (see Note 8). Amortization on this capital lease was $20,000 in both 1995 and 1994.

                             NORTH COUNTY BANCORP

NOTE 6 - DEPOSITS:

Deposits at December 31 are summarized as follows:

                                                 1995           1994
                                             ------------   ------------
     Noninterest-bearing demand              $ 70,728,000   $ 79,651,000
     Interest-bearing demand                   35,119,000     33,514,000
     Savings                                   74,216,000     88,045,000
     Time deposits of $100,000 or more          7,022,000      4,742,000
     Time deposits of less than $100,000       26,751,000     20,149,000
                                             ------------   ------------
                                             $213,836,000   $226,101,000
                                             ------------   ------------
                                             ------------   ------------

NOTE 7 - NOTES PAYABLE AND CONVERTIBLE SUBORDINATED DEBENTURES:

Notes payable at December 31, 1995, included $1,000,000 and $500,000 outstanding under two term notes with directors of the Company. Both notes are unsecured and carry a fixed interest rate of 8.00%. Terms on the $1,000,000 note consist of quarterly interest payments commencing April 1, 1996, with final payment on January 1, 1999 for principal and interest in full. Terms for the $500,000 note call for principal and interest payments beginning October 1, 1995 until paid in full on July 1, 1998.

In May 1990, the Company issued $1,678,000 in 9 1/4% convertible subordinated debentures (the "Debentures") which mature on May 15, 2002. Interest is payable semiannually on May 15 and November 15. The debentures are convertible at the option of the holder into Common Stock of the Company at a conversion price of $8.23 per share, subject to adjustment for stock splits, stock dividends or certain other events. The debentures are redeemable in whole or in part at the option of the Company at declining redemption prices that range from 104.25% at December 31, 1995 to par on or after May 15, 1999. Underwriting discounts and expenses totaling $259,000 associated with the issuance were capitalized and are being amortized over the life of the debentures. The debentures are subordinated to deposits and other liabilities incurred by the Company in the normal course of business. Under current regulatory capital guidelines the debentures are included as part of regulatory capital. The debentures qualify as Tier 2 capital under risk-based capital guidelines.

                             NORTH COUNTY BANCORP

NOTE 8 - LEASE OBLIGATIONS:

The Company leases the main office premises under a long-term capital lease agreement which will expire in 2006 and other office space under various operating leases. The future minimum lease payments for all lease obligations consisted of the following at December 31, 1995:

                                            Capital          Operating
                                             Lease             Leases
                                          ----------        ----------
    1996                                  $  214,000        $  317,000
    1997                                     214,000           316,000
    1998                                     214,000           314,000
    1999                                     214,000           320,000
    2000                                     214,000           326,000
    Thereafter                             1,126,000         1,429,000
                                          ----------        ----------
    Total minimum lease payments           2,196,000        $3,022,000
                                                            ----------
                                                            ----------

    Amounts representing interest           (422,000)

    Cost escalation                       (1,312,000)
                                          ----------

    Present value of net minimum
      lease payments                      $  462,000
                                          ----------
                                          ----------

The amount of future lease payments is contingent upon normal cost escalation clauses. Rent expense on the operating leases was $312,000 in 1995 and $317,000 in 1994.

NOTE 9 - FAIR VALUES OF FINANCIAL INSTRUMENTS:

The carrying amount and estimated fair value of the Company's financial instruments as of December 31, 1995 are as follows:

                               Carrying          Fair
                                amount           value
                             ------------    ------------
Financial assets:

Cash and due from banks      $ 24,233,000    $ 24,233,000
Federal funds sold             10,500,000      10,500,000
Investment securities          26,172,000      26,202,000
Loans                         159,034,000     157,409,000

                             NORTH COUNTY BANCORP

Financial liabilities:

Deposits                               $213,836,000    $209,960,000
U.S. Treasury demand note                   543,000         543,000
Note Payable                              1,500,000       1,500,000
Convertible subordinated debentures       1,678,000       1,644,000

The following methods and assumptions were used to estimate the fair value of each material class of financial instruments at December 31, 1995:

CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD The carrying amount of cash and due from banks and federal funds sold approximates the fair value.

INVESTMENT SECURITIES The fair value of securities held as investments is based on quoted market prices or dealer quotes.

LOANS The fair value of loans is based upon the aggregate estimated fair values of homogeneous loan groups, giving effect to credit quality and time to maturity. The fair value of fixed rate loans is estimated by discounting estimated future cash flows, using a discount rate adjusted by estimated credit risk for each loan group. The fair value of variable rate loans is estimated to approximate carrying value. Where credit deterioration has occurred, management has reduced estimated cash flows to give effect to estimated future losses.

DEPOSITS The carrying amount of demand and savings deposits is the estimated fair value, which is the amount payable on demand. The carrying amount for variable rate, fixed term time deposit accounts approximates fair value. The fair value of fixed rate time deposits is estimated using a discounted cash flow calculation. The discount rate on such deposits is based upon rates currently offered for deposits of similar remaining maturities.

U.S. TREASURY DEMAND NOTE The carrying value of the Company's U.S. Treasury demand note approximates fair value.

NOTES PAYABLE   The fair value of note payable is estimated to approximate carrying value.

CONVERTIBLE SUBORDINATED DEBENTURES There is no active trading market for the Company's convertible subordinated debentures (the "debentures"). The fair value is estimated based upon the most recent bid price of the debentures.

LETTERS OF CREDIT AND UNDISBURSED LOAN FUNDS The fair value of letters of credit and undisbursed loan funds is estimated to be the cost to terminate or otherwise settle such obligations with counterparties.

                             NORTH COUNTY BANCORP

The fair values of financial instruments may not necessarily be indicative of the net realizable or liquidation value of these instruments. Furthermore, management does not intend to dispose of significant portions of all of its financial instruments and, thus, any aggregate unrealized gain or loss should not be interpreted as a forecast of future earnings and cash flows.

These fair value disclosures do not include certain financial instruments such as equity investments in consolidated subsidiaries, obligations for pension and other post retirement benefits and deferred compensation arrangements. In addition, fair value estimates do not attempt to estimate the value of anticipated future business which may result from existing customer relationships, or the value of assets and liabilities that are not considered financial instruments, such as deferred tax assets, intangible assets or property, plant and equipment.


NOTE 10 - OTHER INCOME AND EXPENSE:

Other income consists of:

                                        1995          1994
                                     ----------     ----------
Service charges on deposits          $3,078,000     $2,583,000
Gain on sale of loans                 2,240,000      3,010,000
Loan servicing fees                     497,000        301,000
Fees on sold loans                      192,000        323,000
Escrow fees                              90,000        171,000
Other                                   515,000        485,000
                                     ----------     ----------
                                     $6,612,000     $6,873,000
                                     ----------     ----------
                                     ----------     ----------

Other expense consists of:

                                      1995            1994
                                   -----------     -----------
Salaries and employee benefits     $ 7,545,000     $ 7,805,000
Occupancy expense                    3,198,000       3,242,000
Other real estate owned                792,000       1,048,000
Regulatory assessments                 617,000         598,000
Telephone and postage                  582,000         639,000
Advertising and public relations       447,000         996,000
Printing, stationery
 and supplies                          322,000         319,000
Professional services                  270,000         450,000
Other                                1,561,000       1,424,000
                                   -----------     -----------
                                   $15,334,000     $16,521,000
                                   -----------     -----------
                                   -----------     -----------

                             NORTH COUNTY BANCORP

NOTE 11 - INCOME TAXES:

The provision for income taxes consists of the following:

                                   1995             1994
                                 --------        ---------
Current taxes:
  Federal                        $741,000        $(28,000)
  State                           202,000           8,000
                                 --------        --------
                                  943,000         (20,000)
Deferred taxes:
  Federal                        (384,000)        155,000
  State                             3,000         119,000
                                 --------        --------
                                 (381,000)        274,000
                                 --------        --------
                                 $562,000        $254,000
                                 --------        --------
                                 --------        --------

Deferred tax (assets) liabilities are comprised of the following:


                                            1995              1994
                                        -----------       -----------
Writedown of other real estate owned    $  (726,000)      $ (545,000)
Provision for loan and lease losses        (521,000)        (685,000)
Loan fees deferred                         (387,000)        (365,000)
Deferred compensation                      (141,000)        (112,000)
Capital lease amortization                 (119,000)        (124,000)
Securities held for sale                   (116,000)            --
Unrealized loss on securities               (76,000)        (213,000)
                                        -----------       ----------
Gross deferred tax assets                (2,086,000)      (2,044,000)
                                        -----------       ----------
Depreciation                                466,000          435,000
Loan origination cost capitalized            80,000           76,000
Loan servicing rights                        33,000           41,000
Securities held for sale                       --             91,000
Other                                        84,000           96,000
                                        -----------       ----------
Gross deferred tax liabilities              663,000          739,000
                                        -----------       ----------
Deferred tax assets
  valuation allowance                       225,000          350,000
                                        -----------       ----------
                                        $(1,198,000)      $ (955,000)
                                        -----------       ----------

                             NORTH COUNTY BANCORP

A reconciliation between the provision for income taxes at the statutory Federal rate and the actual effective provision for income taxes at December 31 is as follows:

                                     1995         1994
                                   --------     --------
Federal tax at statutory rates     $711,000     $115,000
State tax, net of Federal
  tax effect                        157,000       46,000
Tax exempt income                   (83,000)    (112,000)
Deferred valuation allowance       (125,000)     150,000
Other                               (98,000)      55,000
                                   --------     --------
                                   $562,000     $254,000
                                   --------     --------
                                   --------     --------


Tax exempt income consists of income from investment securities and municipal lease financing.

NOTE 12 - STOCK OPTION PLAN:

The Company has two incentive stock option plans which provide for the granting of options to purchase up to 268,355 shares of common stock at a price of not less than 100% of its fair market value at the date of the grant. Options for 22,906, 41,840 and 8,788 shares are exercisable at $6.99, $7.34 and $5.77, respectively, per share as of December 31, 1995. A summary of transactions relating to the plan for the two years ended December 31, 1995, is as follows:


                                     Number      Per share
                                       of          option
                                     shares         price
                                    --------    ------------
Outstanding at December 31, 1993    185,576     $5.37 - 7.34
  Expired during 1994                 1,630         5.37
                                    -------     ------------
Outstanding at December 31, 1994    183,946      5.77 - 7.34
  Exercised during 1995              11,876      6.99 - 7.34
                                    -------     ------------
Outstanding at December 31, 1995    172,070     $5.77 - 7.34
                                    -------     ------------
                                    -------     ------------

                             NORTH COUNTY BANCORP

NOTE 13 - EMPLOYEE RETIREMENT PLANS:

The Company has established an Employee Stock Ownership Plan (ESOP) to provide an ownership interest in the Company and retirement benefits to substantially all full-time employees. The amount of annual contributions is at the discretion of the Board of Directors, subject to a maximum of 15 percent of the total annual compensation of all eligible participants. The Company made no contribution to the ESOP in 1995 and 1994. The ESOP has purchased $585,000 of the Company's stock in the open market and $280,000 in newly issued common stock since it was established in 1981.

Additionally, all full-time employees who have at least one year of service are eligible to contribute up to 15% annually of their pretax compensation to a retirement account under the North County Bancorp 401(k) Plan. Employees control the investment of their funds and may elect to invest in the Company's common stock. The Company matches 50% of an employee's contribution up to 5% annually of the employee's covered compensation for those who have at least three months of service and who elect to contribute under the plan. The Company contributed $89,000 to the plan in 1995 and $85,000 in 1994.

                             NORTH COUNTY BANCORP

NOTE 14 - NORTH COUNTY BANCORP (PARENT CORPORATION):

Condensed financial statements presented on a parent company only basis are as follows:

CONDENSED STATEMENT OF FINANCIAL CONDITION



                                                   December 31,
                                           ---------------------------
                                               1995            1994
                                           -----------     -----------
ASSETS
Cash                                       $   650,000     $    79,000
Investment in subsidiary                    19,841,000      16,851,000
Premises and equipment, net                    199,000         219,000
Other assets                                   254,000         405,000
                                           -----------     -----------
                                           $20,944,000     $17,554,000
                                           -----------     -----------
                                           -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other liabilities     $    77,000     $   129,000
Notes payable                                1,500,000       1,500,000
Capital lease obligation                       462,000         491,000
Convertible subordinated debentures          1,678,000       1,678,000
                                           -----------     -----------
                                             3,717,000       3,798,000
                                           -----------     -----------
                                           -----------     -----------
Stockholders' equity
   Common stock, no par value                9,156,000       7,380,000
   Retained earnings                         8,071,000       6,376,000
                                           -----------     -----------
     Total stockholders' equity             17,227,000      13,756,000
                                           -----------     -----------
                                           $20,944,000     $17,554,000
                                           -----------     -----------
                                           -----------     -----------


CONDENSED STATEMENT OF INCOME

                                            Year ended December 31,
                                           -------------------------
                                               1995          1994
                                           -----------     ---------
Dividends from subsidiary                  $     --        $ 135,000
Other income                                   247,000       408,000
                                           -----------     ---------
  Total income                                 247,000       543,000

Interest expense                               344,000       348,000
Other operating expense                        439,000       445,000
                                           -----------     ---------
  Total expenses                               783,000       793,000

Loss before income tax                        (536,000)     (250,000)
Applicable income tax benefit                  243,000       136,000
Equity in undistributed
  income of subsidiary                       1,825,000       199,000
                                           -----------     ---------
Net income                                  $1,532,000     $  85,000
                                           -----------     ---------
                                           -----------     ---------

                             NORTH COUNTY BANCORP

CONDENSED STATEMENT OF CASH FLOWS

                                                       December 31,
                                                -------------------------
                                                    1995          1994
                                                -----------     ---------
Cash flows from operating activities:
  Net income                                     $ 1,532,000     $  85,000
  Adjustments to reconcile net income to net
     cash (used in) provided by
     operating activities:
        Depreciation and amortization                 20,000        42,000
        Equity in undistributed income
           of subsidiary                          (1,825,000)     (199,000)
        Increase in accrued expenses                  83,000        81,000
        Other, net                                    14,000        76,000
Net cash flows (used in) provided by
  operating activities                              (176,000)       85,000
                                                 -----------     ---------
Cash flows used in investing activities:
  Cash invested in subsidiary                     (1,000,000)         --
                                                 -----------     ---------
Net cash used in investing activities             (1,000,000)         --
                                                 -----------     ---------
Cash flows from financing activities:
  Cash payments on capital lease
     obligations                                     (29,000)      (10,000)
  Issuance of common stock                         1,776,000          --
                                                 -----------     ---------
Net cash provided by (used in)
  financing activities                             1,747,000       (10,000)
                                                 -----------     ---------
Net increase in cash and
  cash equivalents                                   571,000        75,000
Cash and cash equivalents at
  beginning of year                                   79,000         4,000
                                                 -----------     ---------
Cash and cash equivalents at
  end of year                                    $   650,000     $  79,000
                                                 -----------     ---------
                                                 -----------     ---------

                             NORTH COUNTY BANCORP

NOTE 15 - RELATED PARTY TRANSACTIONS:

Certain directors and executive officers of the Company and their associates are customers of and have other transactions with the Bank in the ordinary course of business. Loans and commitments included in such transactions are made on substantially the same terms as those prevailing at the time for comparable transactions with other persons. Such loans aggregated $971,000 and $1,253,000 at December 31, 1995 and 1994, respectively. During 1995 new loans (including drawdowns on revolving lines of credit and loan renewals) aggregated $7,909,000 and repayments (including payments on revolving lines of credit and loan renewals) aggregated $8,191,000.

NOTE 16 - COMMITMENTS AND CONTINGENCIES:

At December 31, 1995, the Bank was party to certain legal actions. The Company has reviewed these matters with legal counsel and, in management's opinion, the ultimate resolution of these actions will not have a material effect on the Company's financial position.

At December 31, 1995, the Company had unsecured lines of credit totaling $3,000,000 for the purchase of Federal funds with other financial institutions. In addition the Company may borrow under reverse repurchase facilities with other financial institutions and at the Federal Reserve discount window, subject to the Company's ability to supply collateral.

NOTE 17 - SUBSEQUENT EVENTS (Unaudited):

On February 21, 1996, the Company declared a 5% stock dividend payable on March 29, 1996 to stockholders of record on March 1, 1996. This will result in the issuance of 89,288 shares of common stock.