Form 10QSB
period 1996-03-31
NORTH COUNTY BANCORP
filed 1996-05-15
CIK 357262

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        (Mark One)

         __X__ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended         March 31, 1996
                                              ----------------------------

        ______ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from             to
                                            ------------   ---------------
             Commission file number                  0-10627
                                   ---------------------------------------



                             NORTH COUNTY BANCORP
- -------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


              California                                 95-3669135
- -------------------------------------------------------------------------------
  (State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                     Identification No.)


      444 S. Escondido Blvd., P.O.Box 1476, Escondido, California 92025
- -------------------------------------------------------------------------------
           (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code         (619) 743-2200
                                                  -----------------------------

- -------------------------------------------------------------------------------
        (Former name, former address and former fiscal year,
                   if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       Yes  X  No
                          ----   ----


As of May 7, 1996 the Registrant had 1,880,721 shares of no par value common stock issued and outstanding.

                              NORTH COUNTY BANCORP



                                                                         PAGE
                                                                         ----
Part I  FINANCIAL INFORMATION


  Item 1.  FINANCIAL STATEMENTS


       Consolidated Statement of Financial Condition -
          March 31, 1996 and December 31, 1995                             2

       Consolidated Statement of Income -
          Three Months Ended March 31, 1996 and 1995                       3

       Consolidated Statement of Cash Flows -
          Three months Ended March 31, 1996 and 1995                       4

       Notes to Consolidated Financial Statements                          5


  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   6


Part II  OTHER INFORMATION


  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                              11

                              NORTH COUNTY BANCORP

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


                                                   March 31,       December 31,
                                                      1996             1995
                                                  -----------      ------------
                                                  (Unaudited)
ASSETS
Cash and cash equivalents:
 Cash and due from banks                          $ 20,831,000     $ 24,233,000
 Federal funds sold                                  9,000,000       10,500,000
                                                  ------------     ------------
                                                    29,831,000       34,733,000

Investment securities:
 Available for sale                                 20,238,000       18,250,000
 Held to maturity                                    9,840,000        7,922,000
Loans, net                                         162,215,000      159,034,000
Other real estate owned                              3,351,000        2,402,000
Premises and equipment, net                          9,309,000        9,526,000
Accrued interest receivable and other assets         5,459,000        5,167,000
                                                  ------------     ------------
                                                  $240,243,000     $237,034,000
                                                  ------------     ------------
                                                  ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Non-interest bearing                             $ 70,042,000     $ 70,728,000
 Interest bearing                                  146,272,000      143,108,000
                                                  ------------     ------------
                                                   216,314,000      213,836,000

Accrued expenses and other liabilities               2,162,000        1,788,000
U.S. Treasury demand note                              499,000          543,000
Notes payable                                        1,476,000        1,500,000
Capital lease obligation                               454,000          462,000
Convertible subordinated debentures                  1,678,000        1,678,000
                                                  ------------     ------------
     Total liabilities                             222,583,000      219,807,000
                                                  ------------     ------------
                                                  ------------     ------------

Stockholders' equity:
  Common stock, no par value,
    Authorized, 5,000,000 shares;
    Outstanding shares 1,880,721 in 1996
      and 1,878,984 in 1995                          9,924,000        9,156,000
  Retained earnings                                  7,934,000        8,164,000
  Unrealized loss on available for sale
     securities, net of tax                           (198,000)         (93,000)
                                                  ------------     ------------
     Total stockholders' equity                     17,660,000       17,227,000
                                                  ------------     ------------
                                                  $240,243,000     $237,034,000
                                                  ------------     ------------
                                                  ------------     ------------


          See accompanying notes to consolidated financial statements.

                              NORTH COUNTY BANCORP
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)



                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                        1996            1995
                                                     ----------      -----------
    Interest income:
       Interest and fees on loans                    $4,272,000       $4,411,000
       Investment securities                            357,000          341,000
       Federal funds sold                               118,000           10,000
       Deposits with other financial institutions          --              1,000
                                                     ----------       ----------

         Total interest income                        4,747,000        4,763,000
                                                     ----------       ----------

    Interest expense:
      Deposits                                        1,138,000        1,105,000
      Federal funds purchased and
       U.S. Treasury demand note                          5,000           33,000
      Notes payable, capital lease obligation and
       convertible subordinated debentures               86,000           86,000
                                                     ----------       ----------
         Total interest expense                       1,229,000        1,224,000
                                                     ----------       ----------

             Net interest income                      3,518,000        3,539,000

     Provision for loan and lease losses                300,000          497,000
                                                     ----------       ----------

     Net interest income after provision
       for loan and lease losses                      3,218,000        3,042,000
                                                     ----------       ----------

     Other income                                     1,518,000        1,492,000

     Other expense                                    3,762,000        3,882,000
                                                     ----------       ----------

     Income before income taxes                         974,000          652,000

     Provision for income taxes                         441,000          156,000
                                                     ----------       ----------

     Net income                                      $  533,000       $  496,000
                                                     ----------       ----------
                                                     ----------       ----------

     Primary earnings per share                      $     0.28       $     0.30
                                                     ----------       ----------
                                                     ----------       ----------
     Fully diluted earnings per share                $     0.26       $     0.28
                                                     ----------       ----------
                                                     ----------       ----------





         See accompanying notes to consolidated financial statements.

                             NORTH COUNTY BANCORP
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                      Three Months Ended March 31,
                                                                    --------------------------------
                                                                         1996               1995
                                                                    -------------      -------------
Cash flows from operating activities:
 Net income                                                          $    533,000        $   496,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization of:
    Office property and equipment                                         335,000           386,000
    Deferred loan fees and costs, net                                    (115,000)           16,000
    Investment premiums and discounts, net                                  8,000            (6,000)
    Loan servicing rights                                                  52,000            80,000
    Other                                                                  12,000            29,000
 Provision for loan and lease losses                                      300,000           497,000
 (Increase) decrease in interest receivable                              (108,000)          253,000
 Increase in taxes payable                                                293,000           107,000
 Increase in accrued expenses                                              58,000           114,000
 Increase in interest payable                                              60,000            89,000
 Decrease in SBA loan sales receivable                                       --           1,282,000
 Other, net                                                              (684,000)         (318,000)
                                                                     ------------     -------------
        Net cash provided by operating activities                         744,000         3,025,000
                                                                     ------------     -------------

Cash flows from investing activities:
 Proceeds from sales and maturities of investment securities            4,599,000         3,816,000
 Purchase of investment securities                                     (8,513,000)         (446,000)
 Net (increase) decrease in loans                                      (4,447,000)          766,000
 Purchase of premises and equipment                                      (118,000)         (280,000)
 Proceeds from sale of other real estate owned                            424,000           590,000
                                                                     ------------     -------------
        Net cash (used in) provided by investing activities            (8,055,000)        4,446,000
                                                                     ------------     -------------

Cash flows from financing activities:
 Cash payments on notes payable and capital lease obligations              (8,000)           (4,000)
 Net increase (decrease) in deposits                                    2,478,000       (18,013,000)
 Net (decrease) increase in short term borrowings                         (43,000)          453,000
 Net decrease in long term borrowings                                     (24,000)             --
 Cash proceeds from sale of common stock                                    6,000              --
                                                                     ------------     -------------
       Net cash provided by (used in) financing activities              2,409,000       (17,564,000)
                                                                     ------------     -------------

Net (decrease) in cash and cash equivalents                            (4,902,000)      (10,093,000)
Cash and cash equivalents at beginning of year                         34,733,000        33,053,000
                                                                     ------------     -------------
Cash and cash equivalents at end of period                           $ 29,831,000      $ 22,960,000
                                                                     ------------     -------------
                                                                     ------------     -------------

Disclosures:
 Total interest paid                                                 $  1,169,000     $   1,135,000
 Total taxes paid                                                    $    185,000     $        --
                                                                     ------------     -------------
                                                                     ------------     -------------
 Foreclosed real estate loans                                        $  1,081,000     $   1,388,000
                                                                     ------------     -------------
                                                                     ------------     -------------




          See accompanying notes to consolidated financial statements.

                              NORTH COUNTY BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company's Annual Report for the year ended December 31, 1995.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three months ended March 31, 1996 and 1995, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

NOTE 2 - EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of common stock and common stock equivalent shares outstanding adjusted retroactively for stock dividends. The weighted average number of shares outstanding for primary earnings per share was 1,898,734 and 1,626,910 for the three months ended March 31, 1996 and 1995, respectively. The calculation of fully diluted earnings per share assumes the issuance of 214,031 shares of common stock upon conversion of the Company's convertible subordinated debentures. The weighted average number of shares outstanding for fully diluted earnings per share was 2,119,653 and 1,840,941 for the three months ended March 31, 1996 and 1995, respectively.

NOTE 3 - STOCK DIVIDEND

On February 21, 1996, the Company declared a 5% stock dividend which was paid on March 29, 1996 to stockholders of record on March 1, 1996. This resulted in the issuance of 89,288 shares of common stock.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

North County Bancorp (the "Company") has one wholly owned subsidiary, North County Bank (the "Bank"). North County Bank's operations are the only significant operations of the Company. The accompanying financial information should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

                               FINANCIAL CONDITION

Total assets of the Company increased $3.2 million or 1.4% to $240.2 million at March 31, 1996, from $237.0 million at December 31, 1995. Cash and cash equivalents showed an overall decrease of 14.1% or $4.9 million. Within this category cash and due from banks decreased 14.0% or $3.4 million to $20.8 million at period end from $24.2 million at the end of 1995 and Federal funds sold decreased $1.5 million to $9.0 million at March 31, 1996 from $10.5 million at the end of 1995. Investment securities increased 14.9% or $3.9 million to $30.1 million at quarter end compared to $26.2 million at December 31, 1995. This increase consisted of $8.5 million in investment purchases partially offset by $4.6 million in maturities and bond calls and is indicative of the Company's efforts to utilize excess liquidity. Net loans increased 2.0% or $3.2 million to $162.2 million at period end from $159.0 million at the end of 1995. The increase was primarily due to commercial loans which increased $6.4 million or 8.6% offset by construction loans which decreased $2.2 million or 24.4%, mortgage loans which decreased $651,000 or 2.4% and municipal leases which decreased $244,000 or 6.8%. Commercial loans increased to 49.1% as a percentage of gross loans as compared to 46.2% at year end. Real estate loans (construction and mortgage) decreased to 20.1% of the loan mix as compared to 22.3% at December 31, 1995. Lending rates declined during the first quarter in response to a 25 basis point cut in the discount rate by the Federal Reserve Bank. Despite declining interest rates making borrowing more attractive, the Company continues to experience poor demand for consumer financing due to the sluggish economy and low level of consumer confidence in its market area. Other real estate owned increased $949,000 million to $3.4 million from $2.4 million during the first three months of 1996. In spite of the slow real estate market the Company was able to sell one property from its other real estate owned portfolio for $424,000 and had seven properties that totaled $1.3 million in escrow at March 31, 1996. Foreclosures during the first quarter of 1996 totaled $1.1 million.

Total deposits at March 31, 1996 increased $2.5 million or 1.2% from December 31, 1995. The increase was in interest bearing accounts which increased $3.2 million to 2.2% partially offset by demand deposits which decreased $686,000 or 1.0%. In the interest bearing category, NOW accounts increased $2.0 million, savings and money market accounts increased $1.2 million and time deposits showed no change. Total stockholders' equity at March 31, 1996 was $17.6 million as compared to $17.2 million at December 31, 1995, an increase of $433,000 or 2.5%. The growth in equity consisted of $533,000 in earnings, $105,000 from an increase in net unrealized losses on available for sale securities, and $6,000 from the exercise of stock options. The Company's Tier I risk based capital, total risk based capital and Tier I leverage capital ratios were 9.15%, 11.28% and 7.35%, respectively at March 31, 1996, as compared to 9.06%, 11.21% and 7.17%, respectively at December 31, 1995. The Bank's Tier I risk based capital, total risk based capital and Tier I leverage capital ratios were 10.55, 11.80% and 8.45%, respectively at March 31, 1996, as compared to 10.40%, 11.65% and 8.20%, respectively at December 31, 1995.

                             RESULTS OF OPERATIONS


SUMMARY

Net income for the three months ended March 31, 1996 increased $37,000 or 7.5% to $533,000 from $496,000 for the same period in 1995. The increase is attributable to a number of factors. The provision for loan and lease losses decreased $197,000 or 39.6% to $300,000 from $497,000 due to a decrease in net charge offs of $433,000 or 79.6% to $111,000 at March 31, 1996 compared to $544,000 at March 31, 1995. Other expense dropped $120,000 or 3.1% to $3.8 million for the first quarter of 1996. This was partially offset by the provision for income taxes which increased $285,000 to $441,000 for the first three months of 1996 from $156,000 for the same prior year period. Return on average assets and average stockholders' equity for the first three months of 1996 were .90% and 12.22%, respectively, compared to .85% and 14.18%, respectively for the same 1995 period. Primary and fully diluted earnings per share for the first three months of 1996 decreased to $.28 and $.26, respectively, from $.30 and $.28, respectively for the same 1995 period due to the sale of common stock in the third quarter of 1995. (See RESULTS OF OPERATIONS -- Provision for loan and lease losses, RESULTS OF OPERATION --NONPERFORMING ASSETS, and RESULTS OF OPERATIONS -- OTHER INCOME AND EXPENSE.)

NET INTEREST INCOME

Net interest income for the three months ended March 31, 1996 and 1995 virtually remained at the same level decreasing only $21,000 or 0.6%. Interest income increased $16,000 or 0.3% which consisted primarily of a decrease of $139,000 in interest and fees on loans , an increase in Federal funds sold interest of $108,000 and an increase in investment securities interest of $16,000. Generally lower short term interest rates over the past year decreased the taxable equivalent yield on earning assets to 9.65% at March 31, 1996 from 10.06% for the same 1995 period. During this time period the tax equivalent yield on loans decreased to 10.55% from 10.72% and the average loan balances outstanding decreased to $165.0 million from $167.8 million for the quarters ended March 31, 1996 and 1995, respectively. Although the yield on Federal funds sold decreased to 5.24% from 5.48% the related average balance increased to $9.2 million from $757,000 for the quarters ended March 31, 1996 and 1995, respectively, accounting for the increase in interest on Federal funds sold. During this same period the yield on the investment portfolio decreased to 5.56% from 5.71% while the average volume increased to $26.5 million from $24.5 million. The net tax equivalent interest margin (net interest income as a percentage of average interest-earning assets) was 7.17% and 7.49% for the three months ended March 31, 1996 and 1995 respectively.

Interest expense increased only $5,000 or 0.4% for the first three months of 1996 compared to the same period in 1995. This increase consisted of an increase of $33,000 in interest paid on deposits, offset by a decrease of $28,000 in interest paid on Federal funds purchased and U.S. Treasury demand note. The average rate paid on deposits increased slightly during this time period to 3.17% at March 31, 1996 compared to 3.12% for the same 1995 period. The average rate paid on NOW and money market and savings accounts dropped to 1.45% and 3.29%, respectively from 1.76% and 3.49%, respectively. During the same period the average rate paid on time deposits increased to 4.81% from
3.67%.   In addition to the rate increase average balances on time deposits grew 37.7% or $9.1 million during the first quarter of 1996 to $33.3 million compared to $24.2 million for the same 1995 period. Federal funds purchased and the U.S. Treasury demand note account averaged $457,000 for the first three months of 1996 compared to $2.3 million for the same period last year.

OTHER INCOME AND OTHER EXPENSE

Other income increased $26,000 and other expense decreased $120,000 for the three months ended March 31, 1996 as compared to the same 1995 period. The increase in other income is primarily attributable to an increase of $190,000 or 25.4% in service charges on deposit accounts largely due to increased overdraft fees, an increase of $77,000 or 33.1% in other fees due to increased loan servicing income, offset by a decrease of $231,000 or 49.2% in gains from the sale of loans. The decrease in gain on loan sales for 1996 as compared to 1995 is due to management's decision to portfolio SBA and Title I loans due to slow loan demand in the Company's market area and to enhance loan yield. Other expense consists primarily of salaries and employee benefits which increased $46,000 to $2.0 million, occupancy expense which decreased $86,000 to $775,000, advertising and other public relations which decreased $35,000 to $120,000, and regulatory assessments which decreased $76,000 to $91,000. The overall reduction in other expenses in 1996 is due in part to the continued emphasis by management on vigorous cost containment and reduction measures implemented during 1995 to reduce overhead costs.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three months ended March 31, 1996 was $300,000 compared to $497,000 for the comparable 1995 period. The amount of the provision reflects management's judgement as to the adequacy of the reserve for loan and lease losses and is generally determined by the periodic review of the loan portfolio, the Bank's loan loss experience, and current and expected economic conditions. The decrease in the provision for loan and lease losses reflects a decrease in net charge offs to $111,000 for the first three months of 1996 as compared to $544,000 for the same prior year period. The annualized ratio of net charge offs to total loans was 0.27%, 1.93% and 1.31% at March 31, 1996, December 31, 1995, and March 31,
1995, respectively. The loan and lease loss reserve was 1.88%, 1.80% and 1.62% of total gross loans at March 31, 1996, December 31, 1995 and March 31, 1995, respectively.

Loans are charged against the reserve, when in management's opinion, they are deemed uncollectible, although the Bank continues to aggressively pursue collection. Although management believes that the reserve for loan losses is adequate to absorb losses as they arise, there can be no assurance that the Company will not sustain losses in any given period which could be substantial in relation to the size of the reserve for loan and lease losses.

NONPERFORMING ASSETS

The following table provides information with respect to the components of the Company's nonperforming assets at March 31, 1996 and December 31, 1995:

                                        March 31,        December 31,
                                          1996              1995
                                        ---------        ------------
Loans 90 days or more past due
 and still accruing                     $  --             $  --

Nonaccrual loans:
 Conventional real estate                  316             1,095
 Real estate construction                1,506             1,506
 Commercial                              1,842             1,560
 Installment and consumer                1,429             1,129
                                        ------            ------
  Total                                  5,093             5,290
                                        ------            ------
  Total nonperforming loans              5,093             5,290

Other real estate owned                  3,351             2,402
                                        ------            ------
 Total nonperforming assets             $8,444            $7,692
                                        ------            ------
                                        ------            ------

Nonperforming assets to total
 gross loans plus other real
 estate owned                            5.01%             4.68%
                                        ------            ------
                                        ------            ------

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

Impaired loans were recorded at $1,278,000 and $2,150,000 for commercial loans and real estate mortgage loans, respectively, at March 31, 1996. The recorded investments are stated net of reserves for loan losses of $368,000 and $129,000, respectively. Impaired loans at December 31, 1995 were recorded at $1,270,000 and $2,467,000 for commercial loans and real estate mortgage loans, respectively, net of reserves for loan losses of $289,000 and $134,000, respectively.

                    LIQUIDITY AND ASSET/LIABILITY MANAGEMENT


The liquidity of a banking institution reflects its ability to provide funds to meet customer credit needs, to accommodate possible outflows in deposits, to provide funds for day-to-day operations, and to take advantage of interest rate market opportunities. Asset liquidity is provided by cash, certificates of deposit with other financial institutions, Federal funds sold, investment maturities and sales and loan maturities, repayments and sales. Liquid assets (consisting of cash, Federal funds sold and investment securities) comprised 24.9% and 25.7% of the Company's total assets at March 31, 1996 and December 31, 1995, respectively. Liquidity management also includes the management of unfunded commitments to make loans and undisbursed amounts under lines of credit. At March 31, 1996, these commitments totaled $28.4 million in commercial loans, $2.5 million in letters of credit, $3.8 million in real estate construction loans, and $8.2 million in consumer and installment loans.

In addition to loan and investment sales and deposit growth, the Bank has several secondary sources of liquidity. Many of the Bank's real estate construction loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, the Bank has unsecured lines of credit in the amount of $3.0 million for the purchase of Federal funds with other financial institutions and may borrow funds at a correspondent financial institution and the Federal Reserve discount window, subject to the Bank's ability to supply collateral.

Asset/Liability Management involves minimizing the impact of interest rate changes on the Company's earnings through the management of the amount, composition and repricing periods of rate sensitive assets and rate sensitive liabilities. Emphasis is placed on maintaining a rate sensitivity position within the Company's policy guidelines to avoid wide swings in spreads and to minimize risk due to changes in interest rates. At March 31, 1996 approximately 60% of the Company's interest earning assets have interest rates which are tied to the Bank's base lending rate or mature in one year or less. In order to match the rate sensitivity of its assets, the Company's policy is to offer a large number of variable rate deposit products and limit the level of large dollar time deposits with maturities of one year or longer. In addition to managing its asset/liability position, the Company has taken steps to mitigate the impact of changing interest rates by generating non-interest income through service charges, offering products which are not interest rate sensitive, such as escrow services and insurance products, and through the servicing of mortgage loans.

                              CAPITAL RESOURCES

Stockholders' equity increased 2.5% to $17.7 million at March 31, 1996 from $17.2 million at December 31, 1995. Net income of $533,000 partially offset by an increase in net unrealized losses on available for sale securities of $105,000 contributed to the increase in equity. The exercise of stock options raised an additional $6,000.

The following table provides information with respect to the Company's and the Bank's regulatory capital ratios and regulatory minimum requirements:

                               March 31,     December 31,    Regulatory Minimum
                                 1996            1995              Ratios
                               ---------     ------------    ------------------


NORTH COUNTY BANCORP
 Risk-based capital
  Tier 1                           9.15%            9.06%          4.00%
  Total                           11.28%           11.21%          8.00%
 Tier 1 leverage capital           7.35%            7.17%      4.00% - 5.00%

NORTH COUNTY BANK
 Risk-based capital
  Tier 1                          10.55%           10.40%           4.00%
  Total                           11.80%           11.65%           8.00%
 Tier 1 leverage capital           8.45%            8.20%       4.00% - 5.00%


At March 31, 1996, the Company had $1.7 million in 9 1/4% Convertible Subordinated Debentures ("Debentures") due May 15, 2002 outstanding. The debentures are convertible at the option of the holder into common stock of the Company at a conversion price $7.84 per share, subject to adjustments for stock splits, stock dividends or other certain events. The debentures are redeemable, in whole or in part, at the option of the Company at declining redemption prices that range from 104.25% at March 31, 1996 to par on or after May 15, 1999. Under the risk-based capital regulations the debentures qualify as Tier 2 capital. The Company used a portion of the proceeds of the debentures to purchase $1.5 million of noncumulative perpetual preferred stock from the Bank, increasing the Bank's capital ratios. Additionally, the Company had $1.5 million outstanding under two term notes with directors of the Company as of March 31, 1996 that mature on January 1, 1999 and July 1, 1998, respectively. The notes are unsecured and have a fixed interest rate of 8.00%. The notes have varying interest and principal payment schedules. The Company also used the proceeds of these notes to purchase $1.5 million of noncumulative perpetual preferred stock from the Bank.

Management anticipates no significant capital expenditures during 1996.

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





NORTH COUNTY BANCORP
(Registrant)




/s/ MICHAEL J. GILLIGAN                            Date: May 10, 1996
- ----------------------------------------                -------------
Michael J. Gilligan
Vice President & Chief Financial Officer