Form 10-Q
period 1996-06-30
NORTH COUNTY BANCORP
filed 1996-08-13
CIK 357262

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        (Mark One)

           /X/  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended          June 30, 1996
                                                ---------------------------

          / /   TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                For the transition period from  ___________ to ____________

                Commission file number           0-10627
                                        -----------------------------------



                            NORTH COUNTY BANCORP
- ----------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


              California                                 95-3669135
- ----------------------------------------------------------------------------
  (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                   Identification No.)

       444 S. Escondido Blvd., P.O.Box 1476, Escondido, California 92025
- ----------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code       (619) 743-2200
                                                    ------------------------


- ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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


As of August 5, 1996 the Registrant had 1,885,545 shares of no par value common stock issued and outstanding.

                              NORTH COUNTY BANCORP



                                                                      Page
                                                                      ----
Part I  FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

        Consolidated Statement of Financial Condition -
          June 30, 1996 and December 31, 1995                           2

        Consolidated Statement of Income -
          Three Months Ended and Six months Ended
          June 30, 1996 and 1995                                        3

        Consolidated Statement of Cash Flows -
          Six months ended June 30, 1996 and 1995                       4

        Notes to Consolidated Financial Statements                      5


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   6


Part II OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                11

                              NORTH COUNTY BANCORP

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


                                           June 30,        December 31,
                                             1996              1995
                                         ------------      ------------
                                          (Unaudited)
ASSETS

Cash and cash equivalents:
 Cash and due from banks                 $ 22,825,000      $ 24,233,000
 Federal funds sold                         7,500,000        10,500,000
                                         ------------      ------------
                                           30,325,000        34,733,000

Investment securities:
 Available for sale                        16,976,000        18,250,000
 Held to maturity                          11,151,000         7,922,000
Loans, net                                168,418,000       159,034,000
Other real estate owned                     2,786,000         2,402,000
Premises and equipment, net                 9,130,000         9,526,000
Accrued interest receivable and other
  assets                                    5,903,000         5,167,000
                                         ------------      ------------
                                         $244,689,000      $237,034,000
                                         ------------      ------------
                                         ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Non-interest bearing                    $ 73,522,000      $ 70,728,000
 Interest bearing                         143,461,000       143,108,000
                                         ------------      ------------
                                          216,983,000       213,836,000

Accrued expenses and other liabilities      1,822,000          1,788,000
U.S. Treasury demand note                   3,805,000            543,000
Notes payable                               1,605,000          1,500,000
Capital lease obligation                      445,000            462,000
Convertible subordinated debentures         1,675,000          1,678,000
                                         ------------      ------------
     Total liabilities                    226,335,000        219,807,000
                                         ------------      ------------

Stockholders' equity:
  Common stock, no par value,
    Authorized, 5,000,000 shares;
    Outstanding shares 1,885,545 in 1996
      and 1,878,984 in 1995                 9,958,000          9,156,000
  Retained earnings                         8,602,000          8,164,000
  Unrealized loss on available for sale
    securities, net of tax                   (206,000)           (93,000)
                                         ------------      ------------
      Total stockholders' equity           18,354,000         17,227,000
                                         ------------      ------------
                                         $244,689,000       $237,034,000
                                         ------------      ------------
                                         ------------      ------------


          See accompanying notes to consolidated financial statements.

                              NORTH COUNTY BANCORP
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)


                                                 Three Months Ended                     Six Months Ended
                                                      June 30,                               June 30,
                                             --------------------------        -------------------------------
                                                1996            1995             1996                  1995
                                             ----------      ----------        ----------           ----------
Interest income:
  Interest and fees on loans                 $4,373,000      $4,494,000        $8,645,000           $8,905,000
  Investment securities                         388,000         296,000           745,000              637,000
  Federal funds sold                             37,000          56,000           155,000               66,000
  Deposits with other financial institutions        ---           1,000               ---                2,000
                                             ----------      ----------        ----------           ----------
    Total interest income                     4,798,000       4,847,000         9,545,000            9,610,000
                                             ----------      ----------        ----------           ----------

Interest expense:
  Deposits                                    1,125,000       1,166,000         2,263,000            2,271,000
  Federal funds purchased and
    U.S. Treasury demand note                    17,000          34,000            22,000               67,000
  Long term debt                                 87,000          86,000           173,000              172,000
                                             ----------      ----------        ----------           ----------
    Total interest expense                    1,229,000       1,286,000         2,458,000            2,510,000
                                             ----------      ----------        ----------           ----------

       Net interest income                    3,569,000       3,561,000         7,087,000            7,100,000

Provision for loan losses                       700,000       1,239,000         1,000,000            1,736,000
                                             ----------      ----------        ----------           ----------
Net interest income after provision
  for loan losses                             2,869,000       2,322,000         6,087,000            5,364,000

Other income                                  2,187,000       1,891,000         3,705,000            3,383,000

Other expense                                 3,945,000       3,812,000         7,707,000            7,694,000
                                             ----------      ----------        ----------           ----------

Income before income taxes                    1,111,000         401,000         2,085,000            1,053,000
Provision for income taxes                      444,000         132,000           885,000              288,000
                                             ----------      ----------        ----------           ----------
Net income                                  $   667,000       $ 269,000        $1,200,000            $ 765,000
                                             ----------      ----------        ----------           ----------
                                             ----------      ----------        ----------           ----------
Primary earnings per share                  $      0.35       $    0.17        $     0.63            $    0.47
                                             ----------      ----------        ----------           ----------
                                             ----------      ----------        ----------           ----------
Fully diluted earnings per share            $      0.33       $    0.16        $     0.59            $    0.44
                                             ----------      ----------        ----------           ----------
                                             ----------      ----------        ----------           ----------


                              NORTH COUNTY BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                           Six months ended June 30,
                                                         ----------------------------
                                                             1996             1995
                                                         -----------      -----------
Cash flows from operating activities:
  Net income                                             $ 1,200,000      $   765,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization of:
        Office property and equipment                        674,000          768,000
        Deferred loan fees and costs, net                   (210,000)         (46,000)
        Investment premiums and discounts, net                52,000           (1,000)
        Loan servicing rights                                115,000          160,000
        Other                                                 25,000           25,000
    Provision for loan and lease losses                    1,000,000        1,736,000
    Loss on sale of investment securities                     24,000           11,000
    (Increase) decrease in interest receivable               (68,000)         320,000
    (Decrease) increase in taxes payable                    (221,000)          50,000
    Increase in accrued expenses                             275,000          158,000
    Increase in interest payable                              75,000          146,000
    (Increase) decrease in SBA loan sales receivable        (561,000)       1,313,000
         Other, net                                         (300,000)        (712,000)
                                                         -----------      -----------
        Net cash provided by operating activities          2,080,000        4,693,000
                                                         -----------      -----------

Cash flows from investing activities:
  Proceeds from sales and maturities of investment
    securities                                            10,109,000       11,258,000
  Purchase of investment securities                      (12,140,000)      (2,446,000)
  Net (increase) decrease in loans                       (11,917,000)       4,174,000
  Purchase of premises and equipment                        (277,000)        (391,000)
  Proceeds from sale of other real estate owned            1,383,000        2,014,000
                                                         -----------      -----------
        Net cash (used in) provided by investing
          activities                                     (12,842,000)      14,609,000
                                                         -----------      -----------

Cash flows from financing activities:
  Cash payments on notes payable and capital lease
    obligations                                              (16,000)         (13,000)
  Net increase (decrease) in deposits                      3,148,000      (17,630,000)
  Net increase (decrease) in short term borrowings         3,262,000       (1,630,000)
  Net decrease in long term borrowings                       (78,000)           ---
  Cash proceeds from sale of common stock                     38,000           87,000
                                                         -----------      -----------
        Net cash provided by (used in) financing
          activities                                       6,354,000      (19,186,000)
                                                         -----------      -----------

Net (decrease) increase in cash and cash equivalents      (4,408,000)         116,000
Cash and cash equivalents at beginning of year            34,733,000       33,053,000
                                                         -----------      -----------
Cash and cash equivalents at end of period               $30,325,000      $33,169,000
                                                         -----------      -----------
                                                         -----------      -----------

Disclosures:
  Total interest paid                                    $ 2,565,000$       2,363,000
                                                         -----------      -----------
                                                         -----------      -----------
  Total taxes paid                                       $ 1,255,000$         359,000
                                                         -----------      -----------
                                                         -----------      -----------
  Foreclosed real estate loans                           $ 1,743,000$       2,113,000
                                                         -----------      -----------
                                                         -----------      -----------



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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three month and six month periods ended June 30, 1996 and 1995, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.


NOTE 2 - EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of common stock and common stock equivalent shares outstanding adjusted retroactively for stock dividends. The weighted average number of shares outstanding for primary earnings per share was 1,909,546 and 1,907,159 for the three and six months ended June 30, 1996, respectively, and 1,634,383 and 1,630,667 for the three and six months ended June 30, 1995, respectively. The calculation of fully diluted earnings per share assumes the issuance of 213,648 shares of common stock upon conversion of the Company's convertible subordinated debentures. The weighted average number of shares outstanding for fully diluted earnings per share was 2,123,478 and 2,120,807 for the three and six months ended June 30, 1996, respectively, and 1,848,414 and 1,844,698 for the three and six months ended June 30, 1995, respectively.


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

                               FINANCIAL CONDITION

Total assets of the Company increased $7.7 million or 3.2% to $244.7 million at June 30, 1996, from $237.0 million at December 31, 1995. Cash and cash equivalents showed an overall decrease of 12.7% or $4.4 million. Within this category Federal funds sold decreased 28.6% or $3.0 million to $7.5 million at period end from $10.5 million at the end of 1995 and cash and due from banks decreased $1.4 million to $22.8 million from $24.2 million during the same time period. Investment securities increased 7.5% or $1.9 million to $28.1 million at quarter end compared to $26.2 million at December 31, 1995. This increase consisted of $12.1 million in investment purchases partially offset by $7.6 million in maturities and bond calls and $2.6 million in the sale of securities. The Company purchased investment securities during the first half of 1996 to take advantage of higher market yields to increase the portfolio's overall return. The sale of securities during the second quarter of 1996, which netted an after tax loss of $13,000, was effected to meet short term liquidity needs due to an increase in loan demand. Net loans increased 5.9% or $9.4 million to $168.4 million at period end from $159.0 million at the end of 1995. The increase was primarily due to real estate mortgage loans which increased $9.6 million or 35.8% to $36.5 million due to the Company's efforts to increase commercial real estate loans. Consumer lending increased $3.4 million or 7.2% to $50.1 million at June 30, 1996 primarily due to Title I loans which increased $5.2 million or 43.6% offset by a decrease of $1.9 million or 5.3% in other consumer loans. The increase in real estate and consumer loans was partially offset by construction loans
which decreased $3.2 million or 34.3%.   Real estate mortgage loans increased
to 21.2% as a percentage of gross loans as compared to 16.6% at year end. Commercial loans, which increased 1.0% or $796,000, decreased from 46.2% of total gross loans at the end of the 1995 to 43.9% of the gross loan portfolio at June 30, 1996. Lending rates, which declined during the first quarter in response to a 25 basis point cut in the discount rate by the Federal Reserve Bank, remained relatively stable during the second quarter. Declining interest rates and improved economic conditions in southern California contributed to increased loan demand in the Company's market area. Other real estate owned increased $384,000 million to $2.8 million from $2.4 million during the first half of 1996. The Company sold seven properties from its other real estate owned portfolio for $1.4 million during the six months ended June 30, 1996. Foreclosures during the first half of 1996 totaled $1.7 million.

Total deposits at June 30, 1996 increased $3.1 million or 1.5% from December 31, 1995. Non-interest bearing demand deposits increased $2.8 million or 4.0% to $73.5 million. Interest bearing deposits increased only $353,000. Within the interest bearing deposit category time deposits of $100,000 or more increased $1.6 million or 23% to $8.6 million from $7.0 million and NOW accounts increase $749,000 or 2.1% to $35.9 million at June 30, 1996 from $35.1 million at year end. During that same time frame savings accounts decreased $1.2 million or 1.6% to $73.0 million from $74.2 million and time deposit of less than $100,000 decreased $817,000 or 3.1% to $25.9 million from $26.8 million. An increase of $3.3 million to $3.8 million from $543,000 in the U.S. Treasury demand note account was utilized as a short term source of funds. Total stockholders' equity at June 30, 1996 was $18.4 million as compared to $17.2 million at December 31, 1995, an increase of $1.1 million or 6.5%. (See "CAPITAL RESOURCES.")

                             RESULTS OF OPERATIONS

SUMMARY

Net income for the six months ended June 30, 1996 increased $435,000 or 56.9% to $1.2 million from $765,000 for the same period in 1995. The increase is attributable to a number of factors the largest of which was a decrease in the provision for loan and lease losses to $1.0 million for the first six months of 1996 from $1.7 million for the first six months of 1995, a decrease of $736,000 or 42.4%. Other income increased $322,000 or 9.5% to $3.7 million for the first six months of 1996 compared to $3.4 million for the same prior year period. The provision for income taxes increased $597,000 to $885,000 for the first six months of 1996 from $288,000 for the same prior year period due to a higher effective tax rate on an increase in pre-tax earnings of $1.0 million. Return on average assets and average stockholders' equity for the first six months of 1996 were 1.00% and 13.45%, respectively, compared to .66% and 10.75%, respectively for the same 1995 period. Primary and fully diluted earnings per share for the first six months of 1996 increased to $.63 and $.59, respectively, from $.47 and $.44, respectively for the same 1995 period. (See "RESULTS OF OPERATIONS -- PROVISION FOR LOAN AND LEASE LOSSES", "RESULTS OF OPERATION -- NONPERFORMING ASSETS", and "RESULTS OF OPERATIONS -- OTHER INCOME AND EXPENSE.")

For the three months ended June 30, 1996, the Company recorded net income of $667,000 compared to $269,000, an increase of $398,000 or 148.0% over the same 1995 period. The increase in second quarter earnings is primarily due to a decrease of $539,000 in the provision for loans and lease losses combined with an increase in other income of $296,000 partially offset by increases of $133,000 in other expense and $312,000 in the provision for income taxes. The return on average assets and equity for the quarter ended June 30, 1996 were 1.10% and 14.71%, respectively, compared to .47% and 7.42% for the same quarter last year. Primary and fully diluted earnings per share for the second quarter of 1996 increased to $.35 and $.33, respectively, from $.17 and $.16, respectively, for the same 1995 period.


NET INTEREST INCOME

Net interest income for the six months ended June 30, 1996 and 1995 virtually remained at the same level decreasing only $13,000 or 0.2%. Total interest income decreased $65,000 or 0.7% which consisted primarily of a decrease of $260,000 in interest and fees on loans partially offset by increases in investment securities interest of $108,000 and Federal funds sold interest of $89,000. Generally lower short term interest rates over the past year decreased the taxable equivalent yield on earning assets to 9.54% at June 30, 1996 from 10.13% for the same 1995 period. During this time period the tax equivalent yield on loans decreased to 10.39% from 10.76% on average loan balances outstanding which increased to $168.5 million from $167.8 million for the six months ended June 30, 1996 and 1995, respectively. Although the tax equivalent yield on the investment portfolio decreased to 5.56% from 5.92% the average volume increased to $28.2 million from $22.4 million for the six months ended June 30, 1996 and 1995, respectively. During this same time period the yield on Federal funds sold decreased to 5.14% from 5.89% while the related average
balance increased to $6.0 million from $2.3 million.   The net tax equivalent
interest margin (net interest income as a percentage of average interest-earning assets) was 7.10% and 7.50% for the six months ended June 30, 1996 and 1995, respectively.

Interest expense decreased $52,000 or 2.1% for the first six months of 1996 compared to the same period in 1995. This variance consisted of an decrease of $45,000 in interest paid on Federal funds purchased and U.S. Treasury demand note and a decrease of $8,000 in interest paid on deposits. The average rate paid on deposits decreased during this time period to 3.14% at June 30, 1996 compared to 3.21% for the same 1995 period while average deposit balances increased to $214.6 million from $209.4 million. The average rate paid on NOW and money market and savings accounts dropped to 1.44% and 3.69%, respectively from 1.75% and 4.00%, respectively. During the same period the average rate
paid on time deposits increased to 4.72% from 4.23%.   In addition to the rate
increase average balances on time deposits grew $6.8 million during the first six months of 1996 to $33.5 million compared to $22.4 million for the same 1995 period. Federal funds purchased and the U.S. Treasury demand note account averaged $1.1 million for the first half of 1996 compared to $2.5 million for the same period last year.

OTHER INCOME AND OTHER EXPENSE

Other income and other expense increased $322,000 and $13,000, respectively for the six months ended June 30, 1996 as compared to the same 1995 period. The increase in other income is primarily attributable to an increase of $382,000 or 25.3% in service charges on deposit accounts, primarily increased overdraft fees, an increase of $104,000 or 18.3% in other fees due to increased loan servicing income, partially offset by a decrease of $188,000 or 14.8% in gains from the sale of loans. The decrease in gain on loan sales for 1996 as compared to 1995 is due to management's decision to increase the Bank's level of Title I loans due to slow consumer loan demand in the Company's market area and to enhance loan yields. Other expense consists primarily of salaries and employee benefits which increased $199,000 to $4.1 million, occupancy expense which increased $14,000 to $1.6 million, advertising and other public relations which increased $42,000 to $278,000, expenses related to other real estate owned which decreased $89,000 to $186,000, and regulatory assessments which decreased $151,000 to $183,000.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the six months ended June 30, 1996 was $1.0 million compared to $1.7 million for the comparable 1995 period. The amount of the provision reflects management's judgement as to the adequacy of the allowance for loan and lease losses and is generally determined by the periodic review of the loan portfolio, the Bank's loan loss experience, and current and expected economic conditions. The decrease in the provision for loan and lease losses reflects a decrease in net charge offs to $314,000 for the first six months of 1996 as compared to $1.8 million for the same prior year period. The annualized ratio of net charge offs to total loans was 0.37%, 1.93% and 2.30% at June 30, 1996, December 31, 1995,
and June 30, 1995, respectively. The allowance for loan and lease losses was 2.09%, 1.80% and 1.65% of total gross loans at June 30, 1996, December 31, 1995 and June 30, 1995, respectively.


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

NONPERFORMING ASSETS

The following table provides information with respect to the components of the Company's nonperforming assets at June 30, 1996 and December 31, 1995:

                                          June 30,             December 31,
                                            1996                   1995
                                          --------             ------------
Loans 90 days or more past due
 and still accruing                       $   ---              $    ---

Nonaccrual loans:
  Conventional real estate                    316                 1,095
  Real estate construction                    844                 1,506
  Commercial                                1,884                 1,560
  Installment and consumer                  1,296                 1,129
                                          -------              --------
   Total                                    4,340                 5,290
                                          -------              --------
   Total nonperforming loans                4,340                 5,290

Other real estate owned                     2,786                 2,402
                                          -------              --------

  Total nonperforming assets               $7,126                $7,692
                                          -------              --------
                                          -------              --------
Nonperforming assets to total
  gross loans plus other real
  estate owned                               4.08%                 4.68%
                                           -------             --------
                                           -------             --------

The Company considers a loan to be nonperforming when any one of the following events occurs: (a) any installment of principal or interest is 90 days past due;
(b) the full timely collection of interest or principal becomes uncertain; -C-the loan is classified as "doubtful" by bank examiners; or (d) a portion of its principal balance has been charged-off. The Company's policy is to classify loans which are 90 days past due as nonaccrual loans unless Management determines that the loan is adequately collateralized and in the process of collection or other circumstances exist which would justify the treatment of the loan as fully collectible.

Impaired loans were recorded at $1,061,000 and $1,458,000 for commercial loans and real estate mortgage loans, respectively, at June 30, 1996. The recorded investments are stated net of reserves for loan losses of $417,000 and $109,000, respectively. Impaired loans at December 31, 1995 were recorded at $1,270,000 and $2,467,000 for commercial loans and real estate mortgage loans, respectively, net of reserves for loan losses of $289,000 and $134,000, respectively.


                    LIQUIDITY AND ASSET/LIABILITY MANAGEMENT


The liquidity of a banking institution reflects its ability to provide funds to meet customer credit needs, to accommodate possible outflows in deposits, to provide funds for day-to-day operations, and to take advantage of interest rate market opportunities. Asset liquidity is provided by cash, certificates of deposit with other financial institutions, Federal funds sold, investment maturities and sales and loan maturities, repayments and sales. Liquid assets (consisting of cash, Federal funds sold and investment securities) comprised 24.3% and 25.7% of the Company's total assets at June 30, 1996 and December 31, 1995, respectively. Liquidity management also includes the management of unfunded commitments to make loans and undisbursed amounts under lines of credit. At June 30, 1996, these commitments totaled $26.7 million in commercial loans, $2.6 million in letters of credit, $3.7 million in real estate construction loans, and $9.4 million in consumer and installment loans.

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

Asset/Liability Management involves minimizing the impact of interest rate changes on the Company's earnings through the management of the amount, composition and repricing periods of rate sensitive assets and rate sensitive liabilities. Emphasis is placed on maintaining a rate sensitivity position within the Company's policy guidelines to avoid wide swings in spreads and to minimize risk due to changes in interest rates. At June 30, 1996 approximately 52% of the Company's interest earning assets have interest rates which are tied to the Bank's base lending rate or mature in one year or less. In order to match the rate sensitivity of its assets, the Company's policy is to offer a large number of variable rate deposit products and limit the level of large dollar time deposits with maturities of one year or longer. In addition to managing its asset/liability position, the Company has taken steps to mitigate the impact of changing interest rates by generating non-interest income through service charges, offering products which are not interest rate sensitive, such as escrow services and insurance products, and through the servicing of mortgage loans.

                                CAPITAL RESOURCES

Stockholders' equity increased 6.5% to $18.4 million at June 30, 1996 from $17.2 million at December 31, 1995. Net income of $1.2 million partially offset by an increase in net unrealized losses on available for sale securities of $113,000 contributed to the increase in equity. The sale of common stock through the exercise of stock options and the conversion of convertible subordinated debentures increased stockholders an additional $40,000.

The following table provides information with respect to the Company's and the Bank's regulatory capital ratios and regulatory minimum requirements:

                               June 30,        December 31,     Regulatory Minimum
                                 1996              1995             Ratios
                               --------        ------------     ------------------
NORTH COUNTY BANCORP
 Risk-based capital
   Tier 1                       9.25%              9.06%                4.00%
   Total                       11.35%             11.21%                8.00%
 Tier 1 leverage capital        7.54%              7.17%        4.00% - 5.00%

NORTH COUNTY BANK
  Risk-based capital
    Tier 1                     10.43%             10.40%                4.00%
    Total                      11.68%             11.65%                8.00%
 Tier 1 leverage capital        8.49%              8.20%        4.00% - 5.00%


At June 30, 1996, the Company had $1.7 million in 9 1/4% Convertible Subordinated Debentures ("Debentures") due May 15, 2002 outstanding. The debentures are convertible at the option of the holder into common stock of the Company at a conversion price $7.84 per share, subject to adjustments for stock splits, stock dividends or other certain events. The debentures are redeemable, in whole or in part, at the option of the Company at declining redemption prices that range from 103.25% at June 30, 1996 to par on or after May 15, 1999. Under the risk-based capital regulations the debentures qualify as Tier 2 capital. Additionally, the Company had $1.6 million outstanding under two term notes with directors of the Company as of June 30, 1996 that mature on January 1, 1999 and July 1, 1998, respectively. The notes are unsecured and have a fixed interest rate of 8.00%. The notes have varying interest and principal payment schedules. The Company used the proceeds of these notes to purchase $1.5 million of noncumulative perpetual preferred stock from the Bank.

Management anticipates no significant capital expenditures during 1996.

                           PART II - OTHER INFORMATION


All items of Part II other than Items 4 and 6 below are either inapplicable or would be responded to in the negative.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


North County Bancorp held its Annual Meeting of Shareholders on May 22, 1996, at which the following nine directors were elected.


      Alan P. Chamberlain         Jack Port
      G. Bruce Dunn               Clarence R. Smith
      Ronald K. Goode             Raymond V. Stone
      James M. Gregg              Burnet F. Wohlford
      Rodney D. Jones


All directors are elected each year at the Annual Meeting and hold office until the next Annual Meeting or until their successors are elected.

No other matters were presented for vote at the Annual Meeting. The following table describes the number of affirmative and negative votes cast with respect to the election.



Matter voted upon              Affirmative votes       Negative votes      Abstain
- -----------------              -----------------       --------------      -------
Election of directors as
 nominated by management          1,395,772                  -0-            3,848


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




NORTH COUNTY BANCORP
(Registrant)




/s/ MICHAEL J. GILLIGAN                    Date:  August 6, 1996
- --------------------------------------            --------------
Michael J. Gilligan
Vice President & Chief Financial Officer