Form 10QSB
period 1996-09-30
NORTH COUNTY BANCORP
filed 1996-11-13
CIK 357262

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        (Mark One)

            X    QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
           ---
                 SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended        September 30, 1996
                                                  ------------------
               TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from           to
                                      ---------    --------------
        Commission file number          0-10627
                               -----------------------

                           NORTH COUNTY BANCORP
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               California                        95-3669135
-------------------------------------------------------------------------------
  (State or other jurisdiction of               (IRS Employer
  incorporation or organization)               Identification No.)



        444 S. Escondido Blvd., P.O.Box 1476, Escondido, California     92025
-------------------------------------------------------------------------------
              (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code      (619) 743-2200
                                                     ---------------------
-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                      if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ----

As of November 7, 1996 the Registrant had 1,890,077 shares of no par value common stock issued and outstanding.

                              NORTH COUNTY BANCORP



                                                                    Page
                                                                   ------
Part I  FINANCIAL INFORMATION


  Item 1.  FINANCIAL STATEMENTS

       Consolidated Statement of Financial Condition -
          September 30, 1996 and December 31, 1995                    2

       Consolidated Statement of Income -
          Three Months Ended and Nine months Ended
          September 30, 1996 and 1995                                 3

       Consolidated Statement of Cash Flows -
          Nine months Ended September 30, 1996
          and September 30, 1995                                       4

       Notes to Consolidated Financial Statements                     5


  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  6


Part II  OTHER INFORMATION


  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                          11

                              NORTH COUNTY BANCORP

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                          September 30,      December 31,
                                             1996                1995
                                          -------------      ------------
                                          (Unaudited)
     ASSETS

     Cash and cash equivalents:
      Cash and due from banks              $ 25,435,000      $ 24,233,000
      Federal funds sold                     11,200,000        10,500,000
                                          -------------      ------------
                                             36,635,000        34,733,000
     Investment securities:
      Available for sale                     21,734,000        18,250,000
      Held to maturity                       10,085,000         7,922,000
     Loans, net                             172,195,000       159,034,000
     Other real estate owned                  2,568,000         2,402,000
     Premises and equipment, net              8,974,000         9,526,000
     Other assets                             6,357,000         5,167,000
                                          -------------      ------------
                                           $258,548,000      $237,034,000
                                          -------------      ------------
                                          -------------      ------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Deposits:
      Non-interest bearing                 $ 78,231,000      $ 70,728,000
      Interest bearing                      151,004,000       143,108,000
                                          -------------      ------------
                                            229,235,000       213,836,000
     Accrued expenses and
      other liabilities                       2,029,000         1,788,000
     U.S. Treasury demand note                4,278,000           543,000
     Notes payable                            1,568,000         1,500,000
     Capital lease obligation                   437,000           462,000
     Convertible subordinated debentures      1,675,000         1,678,000
                                          -------------      ------------
             Total liabilities              239,222,000       219,807,000
                                          -------------      ------------
    Stockholders' equity:
      Common stock, no par value,
       Authorized, 5,000,000 shares;
       Outstanding shares 1,885,545
       in 1996 and 1,878,984 in 1995          9,958,000         9,156,000
      Retained earnings                       9,503,000         8,164,000
      Unrealized loss on available for
       sale securities, net of tax             (135,000)          (93,000)
                                          -------------      ------------
            Total stockholders' equity       19,326,000        17,227,000
                                          -------------      ------------
                                           $258,548,000      $237,034,000
                                          -------------      ------------
                                          -------------      ------------

          See accompanying notes to consolidated financial statements.

                              NORTH COUNTY BANCORP
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)

                                       Three Months Ended            Nine Months Ended
                                         September 30,                 September 30,
                                    -------------------------     ---------------------------
                                      1996           1995            1996            1995
                                    ----------    -----------     ------------   ------------

Interest income:
  Interest and fees on loans        $4,506,000     $4,427,000      $13,151,000    $13,332,000
  Investment securities                410,000        231,000        1,155,000        868,000
  Federal funds sold                   133,000        173,000          288,000        239,000
  Deposits with other
   financial institutions                  ---            ---              ---          2,000
                                    ----------    -----------     ------------   ------------
    Total interest income            5,049,000      4,831,000       14,594,000     14,441,000
                                    ----------    -----------     ------------   ------------
Interest expense:
  Deposits                           1,211,000      1,252,000        3,474,000      3,523,000
  Federal funds purchased and
    U.S. Treasury demand note           25,000         12,000           47,000         79,000
  Notes payable, capital lease
   obilgation and convertible
    subordinated debentures             86,000         87,000          259,000        259,000
                                    ----------    -----------     ------------   ------------
    Total interest expense           1,322,000      1,351,000        3,780,000      3,861,000
                                    ----------    -----------     ------------   ------------
       Net interest income           3,727,000      3,480,000       10,814,000     10,580,000

Provision for loan and lease losses    100,000        925,000        1,100,000      2,661,000
                                    ----------    -----------     ------------   ------------
Net interest income after provision
 for loan and lease losses           3,627,000      2,555,000        9,714,000      7,919,000

Other income                         1,679,000      1,634,000        5,384,000      5,017,000

Other expense                        3,834,000      4,134,000       11,541,000     11,828,000
                                    ----------    -----------     ------------   ------------

Income before income taxes           1,472,000         55,000        3,557,000      1,108,000
Provision for income taxes             570,000        (59,000)       1,455,000        229,000
                                    ----------    -----------     ------------   ------------

Net income                          $  902,000      $ 114,000       $2,102,000    $   879,000
                                    ----------    -----------     ------------   ------------
                                    ----------    -----------     ------------   ------------
Primary earnings per share          $     0.47      $    0.07       $     1.10    $      0.53
                                    ----------    -----------     ------------   ------------
                                    ----------    -----------     ------------   ------------
Fully diluted earnings per share    $     0.43      $    0.06       $     1.02    $      0.47
                                    ----------    -----------     ------------   ------------
                                    ----------    -----------     ------------   ------------

                                    3

                              NORTH COUNTY BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 ------------------------------
                                                     1996             1995
                                                 ------------     -------------

 Cash flows from operating activities:
   Net income                                    $ 2,102,000       $  879,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization of:
         Office property and equipment             1,012,000         1,132,000
         Deferred loan fees and costs, net          (362,000)          (80,000)
         Investment premiums and discounts, net       73,000            25,000
         Loan servicing rights                       164,000           240,000
         Other                                        38,000            37,000
     Provision for loan loss                       1,100,000         2,661,000
     Loss on sale of investment securities            24,000            11,000
     (Increase) decrease  in
       interest receivable                           (70,000)          178,000
     Decrease in taxes payable                      (220,000)         (143,000)
     Increase in accrued expenses                    342,000           127,000
     Increase in interest payable                      8,000           312,000
     Other, net                                   (1,186,000)          331,000
                                                 ------------     -------------
            Net cash provided by
             operating activities                  3,025,000         5,710,000
                                                 ------------     -------------
 Cash flows from investing activities:
     Proceeds from sales and maturities
      of investment securities                    11,262,000        13,559,000
     Purchase of investment securities           (17,007,000)       (9,206,000)
     Net increase in loans                       (16,172,000)       (1,827,000)
     Purchase of premises and equipment             (460,000)         (536,000)
     Proceeds from sale of other real
      estate owned                                 2,038,000         2,808,000
                                                 ------------     -------------
            Net cash (used in) provided by
             investing activities                (20,339,000)        4,798,000
                                                 ------------     -------------
 Cash flows from financing activities:
     Cash payments on notes payable
       and capital lease obligations                 (24,000)          (21,000)
     Net increase (decrease) in deposits          15,399,000       (15,191,000)
     Net increase (decrease) in short
       term borrowings                             3,735,000        (1,055,000)
     Net increase in long term borrowings             68,000                --
     Cash proceeds from sale of common stock          38,000         1,776,000
                                                 ------------    -------------
            Net cash provided by (used in)
             financing activities                 19,216,000       (14,491,000)
                                                 ------------     -------------
  Net increase (decrease) in cash and
    cash equivalents                               1,902,000        (3,983,000)
  Cash and cash equivalents at
    beginning of year                             34,733,000        33,053,000
                                                 ------------     -------------
  Cash and cash equivalents at end of period    $ 36,635,000      $ 29,070,000
                                                 ------------     -------------
                                                 ------------     -------------
  Disclosures:
    Total interest paid                         $  3,772,000      $  3,549,000
                                                 ------------     -------------
                                                 ------------     -------------
    Total taxes paid                            $  1,874,000      $    485,000
                                                 ------------     -------------
                                                 ------------     -------------
    Foreclosed real estate loans                 $  2,274,000      $  2,836,000
                                                 ------------     -------------
                                                 ------------     -------------

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three month and nine month periods ended September 30, 1996 and 1995, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.


NOTE 2 - EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of common stock and common stock equivalent shares outstanding adjusted retroactively for stock dividends. The weighted average number of shares outstanding for primary earnings per share was 1,911,523 and 1,909,258 for the three and nine months ended September 30, 1996, respectively, and 1,720,116 and 1,660,811 for the three and nine months ended September 30, 1995, respectively. The calculation of fully diluted earnings per share assumes the issuance of 213,648 shares of common stock upon conversion of the Company's convertible subordinated debentures. The weighted average number of shares outstanding for fully diluted earnings per share was 2,125,455 and 2,126,303 for the three and nine months ended September 30, 1996, respectively, and 1,934,146 and 1,874,842 for the three and nine months ended September 30, 1995, respectively.


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


                               FINANCIAL CONDITION

Total assets of the Company increased $21.5 million or 9.1% to $258.6 million at September 30, 1996, from $237.0 million at December 31, 1995. Cash and cash equivalents showed an increase of 5.5% or $1.9 million. Within this category cash and due from banks increased 5% or $1.2 million to $25.4 million at period end from $24.2 million at the end of 1995. Federal funds sold increased $700,000 to $11.2 million from $10.5 million during this same time period. Investment securities increased $5.6 million or 21.2% to $31.8 million at September 30, 1996 from $26.2 million at the end of the year. The increase consisted of $17.0 million in investment purchases partially offset by $8.7 million in maturities and bond calls and $2.6 million in the sale of securities. The sale of securities during the second quarter of 1996, which netted an after tax loss of $13,000, was in response to short term liquidity needs due to increased loan demand. Net loans increased 8.3% or $13.2 million to $172.2 million at period end from $159.0 million at the end of 1995. Within the loan portfolio, real estate mortgage loans increased $9.5 million or 35.3% to $36.3 million resulting from the Company's efforts to promote commercial real estate loans. Real estate mortgage loans increased to 20.7% as a percentage of gross loans as compared to 16.6% at year end. Consumer lending increased $5.6 million or 12% to $52.3 million at September 30, 1996 primarily due to Title I loans which increased $8.3 million or 69.4% offset by a decrease of $2.5 million or 4.7% in other consumer loans. Commercial loans increased 5.4% or $4.0 million to $78.8 million at September 30, 1996, from $74.8 million at year end. The increase in real estate, consumer, and commercial lending was partially offset by construction loans which decreased $4.6 million or 49.6%. Lending rates, which declined during the first quarter in response to a 25 basis point cut in the discount rate by the Federal Reserve Bank, remained relatively stable during the second and third quarters. Declining interest rates and improved economic conditions in southern California contributed to increased loan demand in the Company's market area. Other real estate owned increased 6.9% or $200,000 to $2.6 million from $2.4 million during the first nine months of 1996. The Company sold twelve properties which totaled $2.0 million from its other real estate owned portfolio. These sales were offset by foreclosures during the first nine months of 1996 that totaled $2.2 million.

Total deposits at September 30, 1996 increased $15.4 million or 7.2% from December 31, 1995. Non-interest bearing demand deposits increased $7.5 million
or 10.6% to $78.2 million.   Interest bearing deposits increased $7.9 million or
5.5% to $151.0 million at September 30, 1996. Within the interest bearing deposit category time deposits increased $3.9 million or 11.7% to $37.7 million from $33.8 million, savings accounts increased $3.6 million or 4.8% to $77.8 million from $74.2 million, and NOW accounts increased $389,000 or 1.1% to $35.5 million from $35.1 million at year end. An increase of $3.7 million to $4.3 million from $543,000 in the U.S. Treasury demand note account was used as an additional short term source of funds. Total stockholders' equity at September 30, 1996 was $19.3 million as compared to $17.2 million at December 31, 1995, an increase of $2.1 million or 12.2%. (See "CAPITAL RESOURCES.")

                             RESULTS OF OPERATIONS

SUMMARY

Net income for the nine months ended September 30, 1996 increased $1.2 million or 139.1% to $2.1 million from $879,000 for the same period in 1995. The increase is attributable to a number of factors, the largest of which was a decrease in the provision for loan and lease losses of $1.6 million or 58.7% to $1.1 million for the first nine month of 1996 from $2.7 million for the same 1995 period. Net interest income increased $234,000 or 2.2% to $10.8 million. Other income increased $367,000 or 7.3% to $5.4 million and other expense decreased $287,000 or 2.4% to $11.5 million for the first nine months of 1996. The provision for income taxes increased $1.2 million to $1.5 million for the first nine months of 1996 from $229,000 for the same prior year period due to a higher effective tax rate on an increase in pre-tax earnings of $2.4 million. Return on average assets and average stockholders' equity for the first nine months of 1996 were 1.15% and 15.38%, respectively, compared to 0.51% and 7.06%, respectively for the same 1995 period. Primary and fully diluted earnings per share for the first nine months of 1996 increased to $1.10 and $1.02, respectively, from $0.53 and $0.47, respectively, for the same 1995 period.
(See "RESULTS OF OPERATIONS -- PROVISION FOR LOAN AND LEASE LOSSES", "RESULTS OF OPERATION -- NONPERFORMING ASSETS", and "RESULTS OF OPERATIONS -- OTHER INCOME AND EXPENSE.")

For the three months ended September 30, 1996, the Company recorded net income of $902,000 compared to $114,000, an increase of $788,000 or 691.2% over the same 1995 period. The increase in third quarter earnings is primarily due to a decrease of $825,000 in the provision for loan and lease losses combined with a decrease in other expense of $300,000, an increase in net interest income of $247,000 partially offset by an increase of $629,000 in the provision for income
taxes.   Return on average assets and average equity for the quarter ended
September 30, 1996, were 1.44% and 19.04%, respectively, compared to 0.20% and 2.86%, respectively for the third quarter of 1995. Primary and fully diluted earnings per share for the third quarter of 1996 increased to $0.47 and $0.43, respectively, from $0.07 and $0.06, respectively for the same 1995 period.

NET INTEREST INCOME

Net interest income for the nine months ended September 30, 1996 increased $234,000 or 2.2%. Total interest income increased $153,000 or 1.1% and consisted primarily of of an increase of $287,000 in investment securities interest and $49,000 in Federal funds sold interest partially offset by a decrease of $181,000 in interest and fees on loans. Generally lower short term interest rates over the past year decreased the taxable equivalent yield on earning assets to 9.53% at September 30, 1996 from 10.05% for the same 1995 period. During this time period the tax equivalent yield on loans decreased to 10.40% from 10.77% on average loan balances outstanding which increased to $169.8 million from $166.4 million for the nine months ended September 30, 1996 and 1995, respectively. Although the tax equivalent yield on the investment portfolio decreased to 5.54% from 5.59% the average volume increased to $28.4 million from $21.1 million for the nine months ended September 30, 1996 and 1995, respectively. During this same time period the yield on Federal funds sold decreased to 5.08% from 5.62% while the related average balance increased
to $7.6 million from $5.7 million.   The net tax equivalent interest margin (net
interest income as a percentage of average interest-earning assets) was 7.07% and 7.38% for the nine months ended September 30, 1996 and 1995, respectively.

Interest expense decreased $81,000 or 2.1% for the first nine months of 1996 compared to the same period in 1995. This variance consisted of a decrease of $49,000 in interest paid on deposits and a decrease of $32,000 in interest paid on Federal funds purchased and U.S. Treasury demand note. The average rate paid on deposits decreased during this time period to 3.17% at September 30, 1996 compared to 3.30% for the same 1995 period while average deposit balances increased to $217.5 million from $209.6 million. The average rate paid on NOW and savings accounts dropped to 1.44% and 3.30%, respectively, from 1.74% and 3.45%, respectively. During the same period the average rate paid on time
deposits increased to 4.75% from 4.64%.   In addition to the rate increase
average balances on time deposits grew $5.0 million during the first nine months of 1996 to $34.3 million compared to $29.3 million for the same 1995 period. Federal funds purchased and the U.S. Treasury demand note account averaged $2.2 million for the first nine months of 1996 compared to $1.8 million for the same period last year.

OTHER INCOME AND OTHER EXPENSE

Other income increased $367,000 and other expense decreased $287,000 for the nine months ended September 30, 1996 as compared to the same 1995 period. The increase in other income is largely due to an increase of $563,000 or 24.5% in service charges on deposit accounts, primarily increased overdraft fees, and an increase of $73,000 or 8.2% in other fees due to increased loan servicing income, partially offset by a decrease of $331,000 or 20.5% in gains from the sale of loans. Contributing to the decrease in gain on loan sales for 1996 as compared to 1995 was management's decision to increase the Bank's portfolio of Title I loans, which were sold in the secondary market in the prior year, due to slow consumer loan demand in the Company's market area and to enhance loan yields. Gain on sale of equity loans increased $361,000 during 1996, due to increased volume. A change in the accounting method for gains on the sale of SBA loans contributed approximately $569,000 to gains recorded during the third
quarter of 1995.   Other expense consists primarily of salaries and employee
benefits which increased $258,000 to $6.0 million, occupancy expense which decreased $53,000 to $2.5 million, expenses related to other real estate owned expense which decreased $232,000 to $420,000, and regulatory assessments which decreased $270,000 to $204,000.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losseses for the nine months ended September 30, 1996 was $1.1 million compared to $2.7 million for the comparable 1995 period. The amount of the provision reflects management's judgement as to the adequacy of the allowance for loan and lease losses and is generally determined by the periodic review of the loan portfolio, the Bank's loan loss experience, and current and expected economic conditions. The decrease in the provision for loan and lease losses reflects a decrease in net charge offs to $631,000 for the first nine months of 1996 as compared to $2.6 million for the same prior year period. The annualized ratio of net charge offs to total loans was 0.48%, 1.93% and 2.24% at September 30, 1996, December 31, 1995, and September 30, 1995, respectively. The allowance for loan and lease losses was 1.93%, 1.80% and 1.70% of total gross loans at September 30, 1996, December 31, 1995 and September 30, 1995, respectively.

Loans are charged against the allowance, when in management's opinion, they are deemed uncollectible, although the Bank continues to aggressively pursue collection. Although management believes that the allowance for loan and lease losses is adequate to absorb losses as they arise, there can be no assurance that the Company will not sustain losses in any given period which could be substantial in relation to the size of the allowance for loan and lease losses.

NONPERFORMING ASSETS

The following table provides information with respect to the components of the Company's nonperforming assets at September 30, 1996 and December 31, 1995:

                                          September 30,        December 31,
                                              1996                 1995
                                          -------------        ------------
Loans 90 days or more past due
 and still accruing                         $    --               $   --
Nonaccrual loans:
  Conventional real estate                     149                  1,095
  Real estate construction                     844                  1,506
  Commercial                                 2,899                  1,560
  Installment and consumer                   1,523                  1,129
                                           -------                 ------
     Total                                   5,415                  5,290
                                           -------                 ------
     Total nonperforming loans               5,415                  5,290

Other real estate owned                      2,568                  2,402
                                           -------                 ------
  Total nonperforming assets                $7,983                 $7,692
                                           -------                 ------
                                           -------                 ------
Nonperforming assets to total
 gross loans  plus other real
  estate owned                                4.48%                  4.68%
                                           -------                 ------
                                           -------                 ------

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

Impaired loans were recorded at $2,185,000 and $1,086,000 for commercial loans and real estate mortgage loans, respectively, at September 30, 1996. The recorded investments are stated net of allowance for loan and lease losses of $524,000 and $97,000, respectively. Impaired loans at December 31, 1995 were recorded at $1,270,000 and $2,467,000 for commercial loans and real estate mortgage loans, respectively, net of reserves for loan losses of $289,000 and $134,000, respectively.



                    LIQUIDITY AND ASSET/LIABILITY MANAGEMENT


The liquidity of a banking institution reflects its ability to provide funds to meet customer credit needs, to accommodate possible outflows in deposits, to provide funds for day-to-day operations, and to take advantage of interest rate market opportunities. Asset liquidity is provided by cash, certificates of deposit with other financial institutions, Federal funds sold, investment maturities and sales and loan maturities, repayments and sales. Liquid assets (consisting of cash, Federal funds sold and investment securities) comprised 26.5% and 25.7% of the Company's total assets at September 30, 1996 and December 31, 1995, respectively. Liquidity management also includes the management of unfunded commitments to make loans and undisbursed amounts under lines of credit. At September 30, 1996, these commitments totaled $29.3 million in commercial loans, $2.0 million in letters of credit, $4.2 million in real estate construction loans, and $9.4 million in consumer and installment loans.

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

Asset/Liability Management involves minimizing the impact of interest rate changes on the Company's earnings through the management of the amount, composition and repricing periods of rate sensitive assets and rate sensitive liabilities. Emphasis is placed on maintaining a rate sensitivity position within the Company's policy guidelines to avoid wide swings in spreads and to minimize risk due to changes in interest rates. At September 30, 1996, approximately 52% of the Company's interest earning assets have interest rates which are tied to the Bank's base lending rate or mature in one year or less.
In order to match the rate sensitivity of its assets, the Company's policy is to offer a large number of variable rate deposit products and limit the level of large dollar time deposits with maturities of one year or longer. In addition to managing its asset/liability position, the Company has taken steps to mitigate the impact of changing interest rates by generating non-interest income through service charges, offering products which are not interest rate sensitive, such as escrow services and insurance products, and through the servicing of mortgage loans.

                                CAPITAL RESOURCES

Stockholders' equity increased 12.2% to $19.3 million at September 30, 1996 from $17.2 million at December 31, 1995. Net income of $2.1 million partially offset by an increase in net unrealized losses on available for sale securities of $42,000 contributed to the increase in equity. The sale of common stock through the exercise of stock options and the conversion of convertible subordinated debentures increased stockholders an additional $40,000.

The following table provides information with respect to the Company's and the Bank's regulatory capital ratios and regulatory minimum requirements:

                                September 30,     December 31,      Regulatory
                                    1996            1995          Minimum Ratios
                                -------------     ------------    --------------
NORTH COUNTY BANCORP
 Risk-based capital
   Tier 1                           9.62%            9.06%             4.00%
   Total                           11.72%           11.21%             8.00%
 Tier 1 leverage capital            7.65%            7.17%         4.00% - 5.00%

NORTH COUNTY BANK
  Risk-based capital
    Tier 1                         11.04%           10.40%             4.00%
    Total                          12.29%           11.65%             8.00%
 Tier 1 leverage capital            8.75%            8.20%         4.00% - 5.00%


At September 30, 1996, the Company had $1.7 million in 9 1/4% Convertible Subordinated Debentures ("Debentures") due May 15, 2002 outstanding. The debentures are convertible at the option of the holder into common stock of the Company at a conversion price $7.84 per share, subject to adjustments for stock splits, stock dividends or other certain events. The debentures are redeemable, in whole or in part, at the option of the Company at declining redemption prices that range from 103.25% at September 30, 1996 to par on or after May 15, 1999. Under the risk-based capital regulations the debentures qualify as Tier 2 capital. Additionally, the Company had $1.6 million outstanding under two term notes with directors of the Company as of September 30, 1996 that mature on January 1, 1999 and July 1, 1998, respectively. The notes are unsecured and have a fixed interest rate of 8.00%. The notes have varying interest and principal payment schedules. The Company used the proceeds of these notes to purchase $1.5 million of noncumulative perpetual preferred stock from the Bank.

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




NORTH COUNTY BANCORP
(Registrant)




   /s/ MICHAEL J. GILLIGAN                    Date:   November 7, 1996
   ------------------------------                    ------------------
       Michael J. Gilligan
       Vice President
       & Chief Financial Officer