Form 10KSB40
period 1996-12-31
NORTH COUNTY BANCORP
filed 1997-03-28
CIK 357262

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549

                                     FORM 10-KSB
(Mark One)
                 [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended   December 31, 1996
              [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
               For the transition period from __________ to ___________

                            Commission file number 0-10627

                                 NORTH COUNTY BANCORP
                    (Name of small business issuer in its charter)
        California                                         95-3669135
-------------------------------------                ---------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation  or organization)                  Identification Number)
444  S. Escondido Boulevard, Escondido, California             92025
--------------------------------------------------   ---------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number (760) 743-2200

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

    State issuer's revenues for its most recent fiscal year.  $26,815,000
                                                              ------------------

    As of March 13, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $31,318,000.

    Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares of Common Stock of the registrant outstanding as of March 13, 1997 was 2,005,956.
                                                      Part of Form 10-KSB
Documents Incorporated by Reference:                  into which incorporated
-----------------------------------                   -----------------------
Proxy Statement for the Company's Annual Meeting of
Shareholders to be held May 21, 1997                         Part III
Transitional Small Business Disclosure Format (check one):
Yes         No   X
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


    The Company's principal sources of income are dividends from the Bank. The expenditures of the Company, including (but not limited to) the payment of dividends to stockholders, if and when declared by the Board of Directors, and the cost of servicing debt will generally be paid from such payments made to the Company by the Bank. (For a description on the restrictions on such dividends
see "Legal Proceedings.")   At December 31, 1996, the Company had consolidated
assets of $257.3 million, deposits of $229.3 million and stockholders' equity of $20.2 million.


    The Company's Administrative Offices are located at 444 South Escondido Boulevard, Escondido, California and its telephone number is (760) 743-2200. References herein to the "Company" include the Company and the Bank, unless the context indicates otherwise.


THE BANK


    The Bank is a California state-chartered bank that commenced operations in June, 1974 and the deposits of each of the Bank's depositors are insured up to $100,000 by the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts its business through eight full-service branches and one loan production office. Four of the branches are located in San Diego County in the cities of Escondido, San Marcos and San Diego, with the remaining in Riverside County in the cities of Temecula, Murrieta, Beaumont and Banning. The Bank's loan production office is in Orange County.


    The Bank provides a wide range of banking services to small and medium-sized businesses, real estate construction and development companies, professionals and individuals located in San Diego and Riverside counties. The Bank recently extended its service area with the opening of its SBA (Small Business Administration) loan office in Orange County to expand its SBA lending activities in Orange and Los Angeles counties.


    The Bank holds no material patents, trademarks, licenses (other than licenses obtained from bank regulatory authorities), franchises or concessions, and did not spend any amounts on research and development activities in either of the Company's last two fiscal years. The Bank owns three subsidiaries; NCB Joint Venture-1, Inc. and GWB Development, which participated in real estate development, and NCB Mortgage, all of which are inactive corporations.


    On April 20, 1994, the Bank reached an informal agreement with the FDIC and the California Superintendent of Banks (the "Superintendent") to take certain actions to improve its financial position, including among other things maintaining a ratio of Tier 1 leverage capital to adjusted total assets of at least 6.75% (See "Description of Business -- Regulation and Supervision -- Capital Adequacy Requirements" herein for a definition of Tier 1 capital) and refraining from the payment of cash dividends unless, after the payment of such dividends, its Tier 1 leverage capital ratio would be at least 6.75%. (See "Legal Proceedings.")


    On May 6, 1995 the Bank agreed to an Order to Cease and Desist with the FDIC (the " Order"), a formal enforcement action pursuant to Section 8(b) of the Federal Deposit Insurance Act, as amended (the "FDI Act"). The primary provisions of the Order were substantially similar to those of the informal agreement. The FDIC and the Bank entered into the Order to correct certain unsatisfactory conditions disclosed in the FDIC's Report of Examination of the Bank as of October 5, 1994 (the "1994 Examination"). The 1994 Examination determined that the Bank had inadequate capital, had continued high asset classifications, had an inadequate allowance for loan and lease losses, had experienced continued deterioration of earnings, failed to comply fully with the informal agreement and required improvements in certain internal routines and controls. The provisions of the Order were intended to address certain criticisms cited in the examination as well as certain other matters. The Order replaced the informal agreement with respect to the FDIC and not the Superintendent. Pursuant to the results of examinations by the Superintendent and the FDIC as of December 4, 1995 (the "1995 Examination") the Superintendent terminated the informal agreement in February of 1996, and the FDIC terminated the Order in May of 1996. (See "Legal Proceedings.")


    Pursuant to the Federal Reserve Board's (the "FRB") request based on examinations by the FRB and the FDIC, the Board of Directors of the Company passed a resolution in April 1994 resolving to take certain actions, including among other things refraining from the payment of cash dividends without prior approval of the FRB. In October 1995, an additional resolution was passed in response to an FRB examination resolving among other things to refrain from the payment of cash dividends without the advanced written consent of the FRB, refrain from increasing its borrowings, incurring any additional debt or purchasing or redeeming any stock without prior written approval of the FRB, not make any cash expenditure in excess of $20,000 to any individual or entity during any calendar month without advanced written approval of the FRB. (See "Legal Proceedings.")


RETAIL BANKING SERVICES


    DEPOSITS ACCOUNTS


    The Bank offers a wide variety of deposit products for the retail banking market including checking, interest-bearing checking, savings, certificates of deposit and retirement accounts. As of December 31, 1996, the Bank had approximately 21,122 retail deposit accounts with a balance of $106.6 million as compared to 20,460 retail deposit accounts with a balance of $109.8 million at
December 31, 1995.   The Bank attempts to attract deposits through its product
mix, pricing, convenient locations, extended hours, and efforts to provide the highest level of customer service. At December 31, 1996, the Bank's retail deposits consisted of $20.6 million or 19.3% in noninterest-bearing demand deposits, $16.6 million or 15.6% in interest-bearing demand deposits, $45.2 million or 42.4% in savings and money market deposits, $4.5 million or 4.2% in individual retirement accounts and, $19.7 million or 18.5% in time certificates of deposit. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Deposits.")


    LOANS


    The Bank also offers many types of consumer loans to its customers. These include new and used automobile, home improvement, home equity, personal lines of credit, overdraft protection, credit cards and other secured and unsecured installment and consumer loans. The Bank's consumer loans totaled approximately $53.8 million and $46.7 million at December 31, 1996 and 1995, respectively. Prior to 1995 the Bank offered a variety of single family mortgage loan programs through its Real Estate Division. These mortgage loans were most often sold in the secondary market to FNMA, FHLMC or other investors, with the Bank retaining servicing rights to the loans. In early 1995 this operation was closed by the Bank. At December 31, 1996 and 1995, the Bank's mortgage loan servicing portfolio totaled approximately $51.6 million and $58.9 million respectively. The Bank also makes construction loans for custom built, owner-occupied homes.


    During 1992, the Bank opened its Correspondent Lending Department. Originally, this department primarily offered FHA Title I home improvement loans ("Title I loans"). These loans are secured by junior liens on residential real estate, are insured up to 90% by an agency of the U.S. Government, and may be made to qualified home owners with little or no equity in the property. In addition to offering these loans to its customers, the Bank also purchases Title I loans from other Title I lenders. The Bank then sells these loans in the secondary market, sometimes retaining the servicing rights. The Bank has also sold certificates of participation in the 90% guaranteed portion, retaining the serving rights. The Bank generated $18.0 million and $34.5 million in Title I loans in 1996 and 1995, respectively. The Bank's Title I loan servicing portfolio totaled $9.3 million and $11.6 million at December 31, 1996 and 1995, respectively. During 1996, the Correspondent Lending Department significantly increased its volume of other equity loan products. The Bank originates and purchases these loans, which are also secured by junior liens on residential real estate, for immediate sale into the secondary market. Other equity loans generated in 1996 totaled $13.5 million compared to $915,000 in 1995. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Loans.")


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


BUSINESS BANKING SERVICES


    DEPOSIT ACCOUNTS


    The Bank offers interest-bearing and non-interest-bearing deposit accounts designed for small to medium-sized business customers. The services offered in conjunction with these accounts may include providing currency and coin, armored car pick-up, courier services, payroll services, credit card merchant services, document collection and wire transfers. The fees charged for a business account typically vary with the amount of services provided and the level of balances the customer keeps on deposit. The Bank relies on marketing and promotional activities and personal contact by its officers, directors and employees to develop these customer relationships, emphasizing the Bank's local ownership and decision making, personal service, community ties and financial strength. At December 31, 1996 the Bank had approximately 7,296 business deposit accounts totaling $122.7 million as compared to approximately 6,246 business deposit accounts totaling

$104.0 million at December 31, 1995. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Deposits.")


    LOANS

    The Bank provides secured and unsecured loans and lines of credit for the operating and expansion needs of businesses, ranging from inventory and accounts receivable financing to equipment financing and letters of credit. These loans
are generally for terms of one year or less.   Significant emphasis is placed on
the borrower's earnings history, capitalization, secondary sources of repayment (such as accounts receivable) or highly liquid collateral (such as certificates of deposit or publicly traded stocks or bonds). The Bank also makes loans to local real estate developers for the construction of entry level to middle income single family residences and fixed and variable rate loans on commercial
real estate with terms of up to ten years.   For customers whose loan demands
exceed the Bank's legal lending limits, the Bank attempts to arrange for such loans on a participation basis with correspondent banks. The Bank also assists customers requiring other services not offered by the Bank in obtaining such services from its correspondent banks. Commercial loans (including commercial real estate loans) totaled approximately $116.8 million and $97.9 million at December 31, 1996 and 1995, respectively.


    Since 1991, the Bank has been active in originating loans partially guaranteed by the U.S. Small Business Administration ("SBA"). These loans have maturities ranging from seven to 25 years and are guaranteed up to 90% by the SBA. Prior to 1996, the Bank usually sold the guaranteed portion of the loan for a premium, retaining the unguaranteed portion and the servicing of the loans for which it is paid a servicing fee. Management's decision in 1996 to reduce the volume of SBA loan sales and retain these loans in the portfolio was based on the low level of demand for other types of commercial loans. The Bank originated approximately $15.4 million and $21.7 million in SBA loans in 1996 and 1995, respectively. The Bank's SBA loan servicing portfolio totaled approximately $55.2 million and $51.2 million at December 31, 1996 and 1995, respectively. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Loans.")


    REAL ESTATE INVESTMENTS


    The Company has engaged in direct and indirect real estate development activities on a selective basis. At December 31, 1996, the Company was involved in one development project that originated in 1989. The project held one remaining lot for sale at December 31, 1996, which was sold in January of 1997. Future involvement in real estate development projects is precluded by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") which prohibits all insured state banks from engaging in activities which are not permitted for national banks, such as real estate development activities.


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


    Several mergers of large regional banks and large savings and loan associations with major banks, acquisitions of independent banks by major banks, and the failures of several independent banks in the Company's market area have significantly increased the presence of large regional banks and have reduced the number of independent banks competing in the Company's market area. Additionally, recent legislation has allowed out-of-state banks to operate in California, further increasing competition in the Bank's market area. (See "Description of Business --Regulation and Supervision -- Recent Legislation and Other Matters.")
Although major banks have some competitive advantages over small independent banks, the Bank has actively tried to make the loss of local independent banks a competitive advantage by soliciting customers who prefer the personal service offered by the Bank.


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

    In order to compete with the other financial institutions in its primary service area, the Company relies principally upon local promotional activities and personal contact by its officers, directors, and employees and by providing services such as payroll, courier, escrow accounting, and other services. The Company's promotional activities emphasize the advantages of dealing with a local bank attuned to the particular needs of the community.


REGULATION AND SUPERVISION


    The following discussion of statutes and regulations is only a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations. No assurance can be given that such statutes or regulations will not change in the future.


THE COMPANY


    The Company is subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the "Commission"). The Company is currently deemed to be a "small business issuer" as defined in the regulations and files these reports pursuant to Regulation S-B. That small business issuer status will end for fiscal years beginning January 1, 1997. At that time the Company will commence filing more detailed reports pursuant to Regulation S-K. The Company is also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the Commission under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal stockholders regarding transactions in the Company's Common Stock and short- swing profits rules promulgated by the Commission under Section 16 of the Exchange Act; and certain additional reporting requirements by principal stockholders of the Company promulgated by the Commission under Section 13 of the Exchange Act.


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


THE BANK


    As a California state-chartered bank whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, the Bank is subject to regulation, supervision and regular examination by the California State Banking Department (the "Department") and by the FDIC. In addition, while the Bank is not a member of the Federal Reserve System, it will be subject to certain regulations of the Board of Governors of the Federal Reserve System (the "FRB"). The regulations of those agencies govern most aspects of the Bank's business, including the making of periodic reports by the Bank, and the Bank's activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, the issuance of securities and numerous other areas. The Bank is also subject to requirements and restrictions of various consumer laws and regulations. Supervision, legal action and examination of the Bank by the regulatory agencies are generally intended to protect depositors and are not intended for the protection of shareholders.


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


    Thus, the earnings and growth of the Bank will be influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the FRB. The FRB implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.


CAPITAL ADEQUACY REQUIREMENTS


    The Bank is subject to the regulations of the FDIC governing capital adequacy. Those regulations incorporate both risk-based and leverage capital requirements. As noted below, the federal banking agencies have proposed regulations which would impose additional capital requirements on banks and bank holding companies based on the market risk in the trading of debt and equity investments.


    Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of "core capital elements," or Tier 1 capital and "supplemental capital elements," or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles. The following items are defined as core capital elements: (I) common stockholders' equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries. Supplementary capital elements include: (I) allowance for loan and lease losses (but not more than 1.25% of an institution's risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.


    The Bank is required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% ("Total Risk-Based Capital Ratio"), at least one-half of which must be in the form of Tier 1 capital ("Tier 1 Risk-Based Capital Ratio"). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

    As of December 31, 1996, the Company's total risk-based capital and Tier 1 risk-based capital ratios were 11.96% and 9.94%, respectively. As of December 31, 1996, the Bank's total risk-based capital and Tier 1 risk-based capital ratios were 12.53% and 11.28%, respectively.


    Recently adopted regulations by the federal banking agencies have revised the risk-based capital standards to take adequate account of concentrations of credit and the risks of non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving one borrower, industry, location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business but that start to be conducted as a result of developments in, for example, technology or financial markets. The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards. The federal banking agencies also are authorized to review an institution's management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas.

    Further, the banking agencies recently have adopted modifications to the risk-based capital regulations to include standards for interest rate risk exposures. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from adverse movements in interest rates. While interest risk is inherent in a bank's role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank. The banking agencies have addressed this problem by implementing changes to the capital standards to include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies will consider in evaluating an institution's capital adequacy. Bank examiners will consider a bank's historical financial performance and its earnings exposure to interest rate movements as well as qualitative factors such as the adequacy of a bank's internal interest rate risk management. The federal banking agencies recently considered adopting a uniform supervisory framework for all institutions to measure and assess each bank's exposure to interest rate risk and establish an explicit capital charge based on the assessed risk, but ultimately elected not to adopt such a uniform framework. Even without such a uniform framework, however, each bank's interest rate risk exposure is assessed by its primary federal regulator on an individualized basis, and it may be required by the regulator to hold additional capital for interest rate risk if it has a significant exposure to interest rate risk or a weak interest rate risk management process.


    The federal bank regulatory agencies also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks that have received the highest composite regulatory CAMEL rating and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets ("Leverage Capital Ratio") of at least 3.0%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3.0% minimum, for a minimum of 4.0% to 5.0%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank's particular circumstances warrant. As of December 31, 1996, the Company's and the Bank's Tier 1 leverage capital ratios were 7.70% and 8.74%, respectively.


PROMPT CORRECTIVE ACTION PROVISIONS


    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") amended the Federal Deposit Insurance Act ("FDIA") to, among other things, establish a framework for closer monitoring of insured depository institutions and to enable prompt corrective action by regulators when an institution begins to experience difficulty. Those prompt corrective action requirements are codified in Section 38 of the FDIA. Under Section 38, the federal bank regulatory agencies are required to establish five capital categories for all depository institutions, based on leverage limit and risk-based capital requirements established by those agencies. Section 38 established a framework of supervisory actions indexed to the capital category of each depository institution. Thus, as a bank's capital ratios fall, it becomes subject to a series of increasingly restrictive actions. Those five capital categories are termed "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."


    The FDIC's implementing regulations under Section 38 are set forth in 12
CFR Part 325, Subpart B ("Subpart B") of the FDIC's Regulations. The principal focus of Subpart B (substantially similar versions of which have been promulgated by the other federal banking agencies) was to define each of the five capital categories established by FDICIA. The "well capitalized" category is defined as including any institution with a leverage capital ratio of 5.0% or greater; a Tier 1 risk-based capital ratio of 6.0% or greater; total risk-based capital ratio of 10.0% or greater, provided that such institution is not subject to a regulatory order, agreement or directive to meet and maintain a specified capital level. An institution is deemed to be "adequately capitalized," the second category under this framework, if it has a Leverage Capital Ratio of 4.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater and a Total
Risk-Based Capital Ratio of 8.0% or greater.   As of December 31, 1996, the Bank
was categorized as "well capitalized."

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

SAFETY AND SOUNDNESS STANDARDS


    In February 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. Those standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit an acceptable compliance plan may result in enforcement proceedings. In addition, the agencies have reissued asset quality and earnings standards for public comment, as the Riegle Community Development and Regulatory Improvement Act of 1994 gave the agencies flexibility to issue broader standards and the agencies determined that the ratios previously proposed were too restrictive. (See "Description of Business -- Regulation and Supervision -- Recent and Proposed Legislation -- Riegle Community Development and Regulatory Improvement Act of 1994" herein.)


LIMITATIONS ON DEPOSIT TAKING


    FDICIA provides that a bank may not accept, renew or roll over brokered deposits unless (I) it is "well capitalized," or (ii) it is adequately capitalized and receives a waiver from the FDIC permitting it to accept brokered deposits paying an interest rate not in excess of 75 basis points over certain prevailing market rates. FDIC regulations define brokered deposits to include any deposit obtained, directly or indirectly, from any person engaged in the business of placing deposits with, or selling interests in deposits of, an insured depository institution, as well as any deposit obtained by a depository institution that is not "well capitalized" for regulatory purposes by offering rates significantly higher (generally more than 75 basis points) than the prevailing interest rates offered by depository institutions in such institution's normal market area. In addition, FDICIA provides that institutions which are ineligible to accept brokered deposits are also ineligible for pass-through deposit insurance or employee benefit plan deposits.


PREMIUMS FOR DEPOSIT INSURANCE


    The FDIC has adopted final regulations implementing a risk-based premium system, as required by federal law. Under the regulations, insured depository institutions are required to pay insurance premiums depending on their risk classification. Under the FDIC's risk-based insurance system, institutions such as the Bank which are insured by the Bank Insurance Fund ("BIF"), are currently subject to premiums of between 0 to 27 cents per $100 of deposits.


    To arrive at a risk-based assessment for each depository institution, the FDIC places it in one of nine risk categories using a two-step process based first on capital ratios and then on relevant supervisory information. Each institution is assigned to one of three capital categories: "well capitalized," "adequately capitalized," or "undercapitalized." A well capitalized institution is one that has a Total Risk-Based Capital Ratio of at least 10.0%, a Tier 1 Risk-Based Capital Ratio of at least 6.0% and a Leverage Capital Ratio of at least 5.0%. An adequately capitalized institution has at least an Total Risk-Based Capital Ratio of at least 8.0%, a Tier 1 Risk-Based Capital Ratio of at least 4.0% and a Leverage Capital Ratio of at least 4.0%. An undercapitalized institution is one that does not meet either of the above definitions. The FDIC also assigns each institution to one of three supervisory subgroups based on an evaluation of the risk posed by the institution (group "A" institutions being perceived to present the least risk and group "C" institutions being perceived to present the greatest risk). The FDIC makes this evaluation based on reviews by the institution's primary federal or state regulator, statistical analyses of financial statements, and other information relevant to gauging the risk posed by the institution. Those supervisory evaluations modify premium rates within each of the three capital groups, resulting in a matrix of nine separate assessment categories.


CONSUMER PROTECTION LAWS AND REGULATIONS


    The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with various consumer protection laws and their implementing regulations. The Bank is subject to many federal consumer protection statutes and regulations including, but not limited to, the Community Reinvestment Act (the "CRA"), the Truth in Lending Act (the "TILA"), the Fair Housing Act (the "FH Act"), the Equal Credit Opportunity Act (the "ECOA"), the Real Estate Settlement Procedures Act ("RESPA"), and the Home Mortgage Disclosure Act (the "HMDA"). Due to heightened regulatory concern related to compliance with the CRA, TILA, FH Act, ECOA and HMDA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.


    THE COMMUNITY REINVESTMENT ACT. The CRA, enacted into law in 1977, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.


    In April 1995, the agencies adopted new, interagency regulations implementing CRA. The 1995 final rule changed the objective criteria for evaluation. The final rule seeks to take into account the unique characteristics and needs of each institution's community, as well as the capacity and relevant constraints upon institutions for meeting the credit needs of the assessment area. The evaluations can be completed under a small institution performance standard for those institutions whose total assets are $250 million or under. Large institution performance criteria covers all institutions with assets of $250 million or more and for multiple-bank holding companies with total bank and thrift assets in excess of $1 billion. There are also performance criteria for wholesale, limited purpose institutions.


    The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance". The Bank was last examined for CRA compliance by the FDIC in 1996 and received a "satisfactory" CRA Assessment Rating.


    THE EQUAL CREDIT OPPORTUNITY ACT. The ECOA, enacted into law in 1974, prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. In addition to prohibiting outright discrimination on any of the impermissible bases listed above, an effects test has been applied to determine whether a violation of the ECOA has occurred.
This means that if a creditor's actions have had the effect of discriminating, the creditor may be held liable -- even when there is no intent to discriminate. In addition to actual damages, the ECOA provides for punitive damages of up to $10,000 in individual lawsuits and up to the lesser of $500,000 or 1.0% of the creditor's net worth in class action suits. Successful complainants may also be entitled to an award of court costs and attorneys' fees.


    THE FAIR HOUSING ACT. The FH Act, enacted into law in 1968, regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color,
religion, national origin, sex, handicap, or familial status.   The FH Act is
broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. Among those practices that have been found to be, or may be considered, illegal under the FH Act are: declining a loan for the purposes of racial discrimination; making excessively low appraisals of property based on racial considerations; pressuring, discouraging, or denying applications for credit on a prohibited basis; using excessively burdensome qualifications standards for the purpose or with the effect of denying housing to minority applicants; imposing on minority loan applicants more onerous interest rates or other terms, conditions, or requirements; and racial steering, or deliberately guiding potential purchasers to or away from certain areas because of race.


    The FH Act provides that aggrieved persons may sue anyone who they believe has discriminated against them. The FH Act provides that the Attorney General of the United States may sue for an injunction against any pattern or practice that denies civil rights granted by the FH Act. The FH Act allows a person to file a discrimination complaint with the Department of Housing and Urban Development ("HUD"). Penalties for violation of the FH Act include actual damages suffered by the aggrieved person and injunctive or other equitable relief. The courts also may assess civil penalties.

    THE TRUTH IN LENDING ACT. The TILA, enacted into law in 1968, is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule.


    Under certain circumstances involving extensions of credit secured by the borrower's principal dwelling, the TILA and FRB Regulation Z provide a right of rescission. The consumer cannot be required to pay any amount in the form of money or property either to the creditor or to a third party as a part of the transaction in which a consumer exercises the right of rescission. Any amount of this nature already paid by the consumer must be refunded. Such amounts include finance charges already accrued and paid, as well as other charges such as application and commitment fees or fees for a title search or appraisal.


    The TILA requirements are complex, however, and even inadvertent non-compliance could result in civil liability or the extension of the rescission period for a mortgage loan for up to three years from the date the loan was made. Recently, a significant number of individual claims and purported consumer class action claims have been commenced against a number of financial institutions, their subsidiaries, and other mortgage lending companies, seeking civil statutory and actual damages and rescission under the TILA, as well as remedies for alleged violations of various state unfair trade practices acts and restitution or unjust enrichment with respect to mortgage loan transactions.


    THE HOME MORTGAGE DISCLOSURE ACT. The HMDA, enacted into law in 1975, grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of the HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The HMDA requires institutions to report data regarding applications for one-to-four family loans, home improvement loans, and multifamily loans, as well as information concerning originations and purchases of such types of loans. Federal bank regulators rely, in part, upon data provided under the HMDA to determine whether depository institutions engage in discriminatory lending practices.


    Compliance with the HMDA and implementing regulations is enforced by the appropriate federal banking agency, or in some cases, by HUD. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations. The HMDA requires depository institutions to compile and disclose certain information with respect to mortgage loans, including the census tract, income level, racial characteristics and gender of the borrower or potential borrower. In addition, the HMDA data may have a material effect on the regulators' assessment of an institution, particularly in connection with an institution's application to enter into a merger or to acquire one or more branches.


    THE REAL ESTATE SETTLEMENT PROCEDURES ACT.  RESPA, enacted into law in
1974, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of RESPA may result in imposition of the following penalties: (1) civil liability equal to three times the amount of any charge paid for the settlement services; (2) the possibility that court costs and attorneys' fees can be recovered; and (3) a fine of not more than $10,000 or imprisonment for not more than one year, or both. Recently, a significant number of individual claims and purported consumer class action claims have been commenced against a number of financial institutions, their subsidiaries, and other mortgage lending companies alleging violations of RESPA's escrow account rules and seeking civil damages, court costs, and attorneys' fees.

CERTAIN OTHER ASPECTS OF FEDERAL AND STATE LAW


    The Bank is also subject to federal and state statutory and regulatory provisions covering, among other things, security procedures, currency and foreign transactions reporting, insider transactions, management interlocks, loan interest rate limitations, electronic funds transfers, funds availability, and truth-in-savings disclosures.


RECENT AND PROPOSED LEGISLATION


    Federal and state laws applicable to financial institutions have undergone significant changes in recent years. The most significant recent federal legislative enactments are the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Riegle Community Development and Regulatory Improvement Act of 1994, which are discussed below. The most significant California enactment was the Caldera, Weggeland and Killea California Interstate Banking and Branching Act of 1995, which is also discussed below. Other legislation which has been or may be proposed to the Congress or the California Legislature and regulations which may be proposed by the FRB, the FDIC and the State Banking Department may also affect the business of the Bank.


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


    BANK HOLDING COMPANY ACQUISITIONS. Commencing September 29, 1995, bank holding companies were permitted to acquire banks located in any state, provided that the bank holding company is both adequately capitalized and adequately managed. This new law is subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquiror would control more then 10.0% of the deposits held by insured depository institutions nationwide or 30.0% percent or more of the deposits held by insured depository institutions in any state in which the target bank has branches.


    DE NOVO BRANCHING. A bank may establish and operate DE NOVO branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

    OTHER PROVISIONS. Among other things, the Interstate Banking Act amends the Community Reinvestment Act to require that in the event a bank has interstate branches, the appropriate federal banking regulatory agency must prepare for such institution a written evaluation of (I) the bank's record of performance; and (ii) the bank's performance in each applicable state. Commencing June 1, 1997, interstate branches will be prohibited from being used as deposit production offices; foreign banks will be permitted to establish branches in any state other than its home state to the same extent that a bank chartered by the foreign bank's home state may establish such branches; and certain procedural safeguards have been imposed upon the OCC prior to preempting state laws regarding community reinvestment, consumer production, fair lending and establishment of interstate branches, whether or not related to interstate branching. It is impossible to ascertain at this time with any degree of certainty what impact the Interstate Banking Act will have on the banking industry in general or the Bank in particular.


    CALDERA, WEGGELAND, AND KILLEA CALIFORNIA INTERSTATE BANKING AND BRANCHING ACT OF 1995.

    On September 28, 1995, California Governor Pete Wilson signed into law the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "Caldera Weggeland Act"). The Caldera Weggeland Act, which became effective on October 2, 1995, is designed to implement important provisions of the Interstate Banking Act (see "Description of Business -- Regulation and Supervision -- Recent and Proposed Legislation -- Riegle Community Development and Regulatory Improvement Act of 1994" herein) and repeal or modify provisions of the California Financial Code which are obsolete or impose undue regulatory burdens. A summary of the most significant provisions of the Caldera Weggeland Act is set forth below.


    REPEAL OF THE CALIFORNIA INTERSTATE BANKING ACT OF 1986. The California Interstate (National) Banking Act of 1986 (the "1986 Act"), which was adopted to permit and regulate interstate banking in California, was largely preempted by the Interstate Banking Act. Consequently, the Caldera Weggeland Act repealed the 1986 Act in its entirety. Under the 1986 Act, among other things, an out-of-state bank holding company was not permitted to establish a DE NOVO California bank except for the purpose of taking over the deposits of a closed bank. The repeal of the 1986 Act eliminates this restriction.


    INTERSTATE BANKING. The Interstate Banking Act provides that bank holding companies are permitted to acquire banks located in any state so long as the bank holding company is both adequately capitalized and adequately managed (subject to certain minimum age requirements of the target bank) and, provided that, if the acquisition would result in a deposit concentration in excess of 30.0% in the state in which the target bank has branches, the responsible federal banking agency may not approve such acquisition unless, among other alternatives, the acquisition is approved by the state bank supervisor of that state. The Caldera Weggeland Act authorizes the California Superintendent of Banks (the "Superintendent") to approve such an interstate acquisition if the Superintendent finds that the transaction is consistent with public convenience and advantage in California.


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


    The changes effected by Interstate Banking Act and Caldera Weggeland Act may increase the competitive environment in which the Bank operates in the event that out-of-state financial institutions directly or indirectly enter the Bank's market areas. It is expected that the Interstate Banking Act will accelerate the consolidation of the banking industry as a number of the largest bank holding companies attempt to expand into different parts of the country that were previously restricted. However, at this time, it is not possible to predict what specific impact, if any, the Interstate Banking Act and the Caldera Weggeland Act will have on the Bank, the competitive environment in which it operates, or the impact on it of any regulations to be proposed under the Interstate Banking Act and Caldera Weggeland Act.


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


    REGULATORY EXAMINATIONS. The Regulatory Improvement Act greatly expands the number of small banks eligible for extended examination cycles. Currently, all banks must be examined annually, with only well-capitalized and well-managed CAMEL 1-rated banks under $100 million in assets granted an 18-month cycle. The Regulatory Improvement Act (i) permits CAMEL 1-rated banks with under $250 million in assets to be examined every 18 months; (ii) with certain eligibility requirements, allows well-managed and well-capitalized CAMEL 2-rated institutions with no more than $100 million in assets to be examined every 18 months; and (iii) grants federal bank regulatory agencies the authority, two years from the date of enactment of this legislation, to permit well-managed and well-capitalized CAMEL 2-rated banks with $250 million in assets or less that 18-month examination cycle if consistent with safety and soundness principles.

    BANK HOLDING COMPANY PROCEDURES. The Regulatory Improvement Act provides new procedures for forming a bank holding company. Under the new procedures, a one-bank holding company may be formed 30 days after filing a notification with the appropriate Federal Reserve bank, containing information similar to that previously required in the then applicable bank holding company application. This streamlined procedure is available only for entities where the shareholder interests before and after the reorganization remain essentially the same, the bank is either well-capitalized or adequately-capitalized after the reorganization, the bank holding company meets all of the capital and other requirements of the FRB, and the bank holding company does not engage in any activities other than managing or controlling a subsidiary bank(s). Additionally, the Regulatory Improvement Act formally amends the Securities Act of 1933 to provide that securities issued by a bank holding company in its initial reorganization are securities exempt from federal registration requirements and, therefore, no registration statement is required to be filed with the SEC in connection with the reorganization. To qualify for such an exemption , (i) the bank holding company must have no significant assets other than the securities of the bank, (ii) the shareholders must maintain the same proportional interest before and after the reorganization, and (iii) the bank holding company must have the same assets and liabilities on a consolidated basis as the bank prior to the reorganization. This securities exemption is not available for future offerings of securities of the reorganized holding company.

    REGULATORY APPEALS. The establishment by each of the federal bank regulatory agencies of an internal regulatory appeals process for all insured depository institutions is required by the Regulatory Improvement Act within six months of the legislation's enactment, to review material supervisory determinations at insured institutions. The appeals process must include appropriate safeguards to protect an institution from retaliation by examiners. Each such agency is also required to appoint an ombudsman to act as a liaison to facilitate this process. The Comptroller of the Currency already has an ombudsman in place and both the Comptroller of the Currency and the FDIC have internal appeals processes in place although they may have to be modified to conform to the requirements of the Regulatory Improvement Act.


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


ACCOUNTING CHANGES


    In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 establishes a fair value-based method of accounting for stock options and other equity instruments. Fair value is determined based on the stock price at the date the options are granted. The fair value method of accounting for stock options and other instruments involves measuring and recording compensation costs as the excess of the fair value of the equity instrument over the amount paid by the grantee. It requires the use of that method for transactions with non-employees and encourages its use for transactions with employees. It permits entities to elect to continue to use the intrinsic value method included in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), which generally results in no compensation cost for most stock option plans. Entities choosing this option would, however, have to disclose in the notes to the financial statements pro forma net income and earnings per share as if they had elected to implement SFAS No. 123.


    The recognition requirements for transactions with non-employees apply for transactions entered into after December 15, 1995. The recognition alternative of the fair value -based method for transactions with employees may be implemented immediately upon issuance of SFAS No. 123. The disclosure requirements, which apply regardless of the recognition method chosen, are applicable for financial statements for fiscal years beginning after December 15, 1995. The Company elected to continue to account for stock options issued to employees in accordance with APBO No. 25. The Company has not, and does not intend to issue stock based compensation to non-employees and therefore this change in accounting principle did not have a material effect on the Company's results of operations.


    In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", an amendment of SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which was applicable for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 122 modifies the treatment of the capitalization of servicing rights by mortgage banking enterprises, eliminating the differing accounting treatments for servicing rights acquired through loan origination and those acquired through purchase transactions. SFAS No. 122 requires that mortgage servicing rights, whether acquired through loan origination or through purchase transactions be capitalized and amortized in proportion to and over the period of estimated net servicing income and should be evaluated for impairment based on their fair value. Although it has been in the past, the Company is not currently involved in mortgage banking activities and subsequently, this change in accounting principle did not have a material effect on the Company's results of operations.


    In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires the separation of long-lived assets and certain identifiable intangible assets into two categories for purposes of accounting for impairment of assets: those to be held and used and those to be disposed of. The assets to be held and used must be reviewed whenever events and circumstances indicate the carrying value may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset. An impairment loss shall be recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Generally, assets to be disposed of are to
be carried at the lower of amortized cost or net realizable value.   SFAS No.
121, which was applicable for financial statements for fiscal years beginning after December 15, 1995, did not have a material effect on the Company's results of operations.


    In June 1996, the FASB issued FASB No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 requires that a liability be derecognized if and only if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. A transfer of financial assets, or any portion thereof, in which the transferor surrenders control over those financial assets shall be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Each time an entity undertakes an obligation to service financial assets it shall recognize either a servicing asset or a servicing liability for that servicing contract, unless it securitizes the assets, retains all of the resulting securities, and classifies them as held to maturity debt securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." If the servicing asset or liability was purchased or assumed rather than undertaken in a sale or securitization of the financial assets being serviced, it shall be measured initially at its fair value, presumptively the price paid. A servicing asset or liability shall be amortized in proportion to and over the period of estimated net servicing income or net servicing loss. A servicing asset or liability shall be assessed for impairment or increased obligation based on its fair value. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and shall be applied prospectively. Management does not expect this change in accounting principle to have a material effect on the Company's results of operations.


EMPLOYEES


    As of December 31, 1996, the Company had 101 full-time employees and 95 part-time employees. The Company's Management believes that its employee relations are satisfactory.


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

                                                               SQUARE FEET OF
    LOCATION                 USE OF FACILITIES                 OFFICE SPACE

2025 Vineyard Avenue         Branch Office                          6,100
Escondido, California

1000 West San Marcos Blvd.   Branch Office                          6,100
San Marcos, California

27425 Ynez Road              Branch Office                          4,200
Temecula, California

568 North Tulip Street       Data Processing, Operations          11,500
Escondido, California        Center,  Records and Purchasing
                             Departments

499 East Sixth Street        Branch Office                          9,700
Beaumont, California

1735 West Ramsey Street      Branch Office and Leasable            14,939
Banning, California          Retail Space

41500 Ivy Street             Branch Office (Temporary               2,160
Murrieta, California           Facility)


    The following facilities are leased by the Company or the Bank:

                                                          SQUARE FEET OF      MONTHLY RENT            TERM OF
    LOCATION                 USE OF FACILITIES            OFFICE SPACE       AS OF 12/31/96            LEASE
    --------                 -----------------           --------------      ---------------           -----
444 S. Escondido Boulevard   Main Banking Office,             26,100              $30,340         March 31, 2006
Escondido, California        Administrative Offices                                               (2 5-year exten-
                                                                                                   sion options)

8085 Clairemont Mesa         Branch Office                     5,200              $12,910       September 30, 2003
  Boulevard                                                                                      (3 10-year exten-
San Diego, California                                                                              sion options)


27403 Ynez Road              Loan Production Office           1,090                $800         October 31, 1997
Temecula, California


ITEM 3.  LEGAL PROCEEDINGS


    On April 20, 1994, the Bank reached an informal agreement with the FDIC and the California Superintendent of Banks (the "Superintendent") to take or refrain from taking certain actions, including among other things: (I) maintaining a ratio of Tier 1 leverage capital to adjusted total assets of at least 6.75% (See "Description of Business -- Regulation and Supervision -- Capital Adequacy Requirements" herein for a definition of Tier 1 capital), (ii) maintaining an adequate allowance for loan and lease losses, (iii) reducing classified assets to certain specified levels within prescribed time parameters, and (iv) not paying cash dividends unless, after the payment of such dividends, its Tier 1 leverage capital ratio would be at least 6.75%. This informal agreement superseded a similar informal agreement entered into in March 1993.


    On May 6, 1995 the Bank entered into an Order to Cease and Desist with FDIC (the "Order"), a formal enforcement action pursuant to Section 8(b) of the Federal Deposit Insurance Act, as amended (the "FDI Act"). The provisions of the Order were substantially similar to those under the informal agreement. The FDIC requested the Bank enter into the Order to correct certain unsatisfactory conditions disclosed in the FDIC's Report of Examination of the Bank as of October 5, 1994 (the "1994 Examination"). The 1994 Examination determined that the Bank had inadequate capital, had continued high asset classifications, had an inadequate allowance for loan and lease losses, had experienced continued deterioration of earnings, failed to comply fully with the informal agreement and required improvements in certain internal routines and controls. The provisions of the Order were intended to address certain criticisms cited in the 1994 Examination as well as certain other matters. The Order replaced the informal agreement with respect to the FDIC, while the informal agreement continued in effect with respect to the Superintendent who was not a party to the Order.


    The Order required, among other things, that the Bank; (I) by June 30, 1995 increase its ratio of Tier 1 capital to adjusted total assets to at least seven and one-quarter percent (7.25%) and by September 30, 1995, achieve and thereafter maintain a ratio of Tier 1 capital to adjusted total assets of at least seven and one-half percent (7.50%); (ii) shall not pay cash dividends without the prior written consent of the FDIC; (iii) by September 30, 1995 submit a revised strategic plan to the FDIC; (iv) within 60 days of the effective date of the Order, submit a plan to the FDIC to control overhead; (v) reduce the level of the Bank's classified assets to agreed upon levels within certain time frames; and (vi) improve certain other internal routines and controls. Throughout 1995 the Company devoted significant resources to assure its compliance with the requirements of the Order, including the completion, in August 1995, of a private placement of 228,194 shares common stock for $1.7 million, $1 million of which was contributed to the Bank as additional Tier 1 capital.


    In December 1995 the Bank was again examined by the FDIC and the Superintendent. The Bank received the results of its examination by the Superintendent on February 28, 1996. THE EXAMINATION REPORT CONDLUDED THAT THE BANK HAD MADE SIGNIFICANT PROGRESS IN CORRECTING THE DEFICIENCIES ADDRESSED IN THE INFORMAL AGREEMENT AND THAT THE SUPERINTENDENT WAS TERMINATING THE INFORMAL AGREEMENT EFFECTIVE FEBRUARY 26, 1996. The Bank received the results of its examination by the FDIC on March 7, 1996. The FDIC Safety and Soundness examination report concluded that the Bank had achieved full compliance with the Order and had made notable imporvements in its operations since the last Safety and Soundness examination although the FDIC had lingering concerns resulting from the exceptions noted in FDIC Compliance and Electronic Data Processing ("EDP") reports of examination. BASED UPON THIS EXAMINATION THE FDIC TERMINATED THE ORDER EFFECTIVE MAY 10, 1996. At the request of the FDIC, however, the Board passed a resolution in May 1996 stating that the Bank would: (I) maintain an adequate level of capital, (ii) continue to reduce its overall level of classified assets,
(iii) strengthen certain credit review procedures, (iv) increase and stabilize its earnings, and (v) correct certain deficiences in its internal audit and regulatory compliance programs.

    In December 1996, the Bank was again examined by the FDIC and the Superintendent. The Safety and Soundness portion of the examination report noted the Bank's return to satisfactory condition, made only minor recommendations which will be corrected in the normal course of business and terminated all of the protions of the resolution concerning safety and soundness issues, including requiring the advanced approval of the FDIC for the payment of dividends to the Company. The Compliance portion of the report noted continued weaknesses in the areas of the Bank's internal audit and regulatory compliance programs and requested that the Bank continue to report its progress on these areas pursuant to the May 1996 resolution. (See "Market for Common Equity and Related Stockholder Matters -- Dividends").


    In September 1993, the Company was examined by the FRB and received the report of Holding Company Inspection in March 1994. This report, which relied significantly on the reports of examination of the FDIC and the Superintendent, noted the weakened financial condition of the Bank, and pursuant to the FRB's request, the Board of Directors of the Company passed a resolution in April 1994 resolving to take certain actions, including among other things: (I) submit a plan to the FRB as to the actions being taken to comply with the informal agreement and improve the Bank's financial condition, (ii) refrain from the payment of cash dividends without prior approval of the FRB and (iii) provide quarterly written progress reports to the FRB detailing the Company's progress in restoring the Bank's financial condition.


    In October 1995, the Company was again examined by the FRB. Pursuant to the results of this examination, the Board of Directors of the Company was asked to pass an additional resolution addressing the FRB's concerns over the financial condition of the Bank. This resolution was passed in October 1995 resolving to take certain actions, including among other things: (I) to refrain from the payment of cash dividends without the advanced written consent of the FRB, (ii) ensure compliance with the capital requirements of the Order, (iii) submit to the FRB a plan to enhance the Board's supervision of the operations and management of the consolidated Company, (iv) refrain from increasing its borrowing, incur any additional debt or purchase or redeem any stock without prior written approval of the FRB, and (v) not make any cash expenditure in excess of $20,000 to any individual or entity during any calendar month without advanced written approval of the FRB.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


       Not applicable.

                                       PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


(a) MARKET INFORMATION


    The Company's Common Stock is traded in the over-the-counter market and is included for quotation on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). Although trading in the Company's Common Stock has increased since the stock was registered on NASDAQ in July of 1996, such trades cannot be characterized as constituting an active trading market. Based on information provided by the Company's transfer agent, Management believes that approximately 110,000 and 38,000 shares were traded in each of 1996 and 1995, respectively. Management is aware of eight securities dealers that make a market for the Company's Common Stock. As reported by the National Daily Quotation Service, bid prices for the Common Stock ranged from a low of $8.00 to a high of $17.125 during 1996 and from a low of $5.00 to a high of $8.50 during 1995. These quotes reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily have represented actual transactions. There may have been transactions at other prices during that time. At March 13, 1997 the bid price was $22.75. The following table provides information with respect to the range of high and low bid prices for the Company's stock for each quarterly period for 1996 and 1995:


                          1996                           1995
                    ------------------            ------------------
                   High           Low            High           Low
                    ----           ---            ----           ---

First Quarter      $9.50          $8.00          $6.50          $5.00

Second Quarter     11.00           9.50          7.25           5.50

Third Quarter      10.75          10.25          8.00           5.50

Fourth Quarter     17.125         10.75          8.50           7.00



(b)  HOLDERS


    On March 13, 1997 there were approximately 1,200 stockholders of record of the Common Stock.


(c) DIVIDENDS


    As a bank holding company without significant assets other than its equity interest in the Bank, the Company's ability to pay dividends primarily depends upon the dividends it receives from the Bank. The Bank currently has outstanding 75,000 shares of noncumulative preferred stock with a $2.00 per share annual dividend and 166,677 shares of noncumulative preferred stock with a $0.72 per share annual dividend. The Bank has no present intention to pay dividends to the Company other than in amounts sufficient to cover the Company's interest and operating expenses. (See "Description of the Business -- Regulation and Supervision -- The Bank" and "Legal Proceedings"). As with the Company, any change in the Bank's dividend practices will depend upon the Bank's earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Bank's Board of Directors at that time. There are also legal limitations on the amounts of loans and other advances that can be made by the Bank to the Company. (See "Description of Business -- Regulation and Supervision -- The Bank.")


    The dividends on the Bank's preferred stock have not been paid since 1994, pursuant to the formal and informal agreements with the Bank's regulators and a Board resolution adopted in May of 1996 the last of which was terminated in March 1997. (See "Description of Business -- Regulation and Supervision -- The Bank" and "Legal Proceedings").


    Pursuant to a Board resolution passed in October 1995 the Company has agreed to refrain from the payment of cash dividends without the advanced written consent of the FRB. (See "Description of Business -- Regulation and Supervision -- The Bank" and "Legal Proceedings").


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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


    The following analysis of the Company's financial condition and results of operations for the years ended December 31, 1996 and 1995 should be read in conjunction with the consolidated financial statements and the notes related thereto, and with reference to the discussion of the operations and other financial information presented elsewhere in this report. For purposes of calculating the financial ratios, average balances are comprised of both average Company and Bank balances. Bank average balances are based upon daily average balances, and Company average balances are based upon month end balances.


    Statements contained in this Report on Form 10K-SB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date thereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially from those in such forward-looking statements are discussed below.


FINANCIAL CONDITION


SUMMARY


    Total assets of the Company increased 8.6%, or $20.3 million, to $257.3 million at December 31, 1996 from $237.0 million at December 31, 1995. This growth was primarily concentrated in the loan and investment portfolios. Gross loans increased 11.4% or $18.4 million to $180.4 million at year-end 1996 from $162.0 million at year-end 1995. The increase in loan balances was largely due to a decrease in the volume of SBA and Title I loans sold into the secondary market and an increase in commercial real estate lending. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition --Loans".) Investment securities increased 31.7% or $8.3 million to $34.5 million at December 31, 1996 from $26.2 million at December 31, 1995. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Investment Securities".) Total deposits increased 7.3% or $15.5 million to $229.3 million at December 31, 1996 from $213.8 million at December 31, 1995. Total noninterest-bearing deposits increased $13.2 million or 18.7% to $83.9 million at year-end 1996 from $70.7 million at year-end 1995. Interest-bearing deposits also increased, growing 1.6% or $2.3 million to $145.4 million at December 31, 1996 from $143.1 million at December 31, 1995. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Deposits".) Net income of the Company increased to $2.7 million in 1996 compared to $1.5 million in 1995. This increase was primarily due to a decrease of $2.0 million in the provision for loan and lease losses and an increase in net interest income of $606,000. (See "Management's Discussion and Analysis or Plan of Operation -- Results of Operations".)

    Total assets of the Company decreased 4.0%, or $9.9 million, to $237.0 million at December 31, 1995 from $246.8 million at December 31, 1994. This decrease was largely due to Management's efforts to control growth, thereby helping to maintain a Tier 1 capital ratio in compliance with the Order that was in effect at that time. A large volume of the decrease was due to Management's decision to stop offering special services to title and escrow company depositors, resulting in the loss of approximately $13 million in noninterest-bearing deposit accounts. Total gross loans decreased 2.8% or $4.6 million to $162.0 million at December 31, 1995 from $166.6 million at December
31, 1994.    In addition to Management's efforts to control growth, the decline in loans also reflected the continued low level of economic activity and loan demand among qualified borrowers in the Company's market area during this time. (See "Management's Discussion and Analysis or Plan of Operation

-- Financial Condition -- Loans".) Total average deposits declined 5.5% or $12.3 million to $210.3 million at December 31, 1995 from $222.6 million for the period ended December 31, 1994. The loss of title and escrow company deposits caused total noninterest-bearing demand deposits to decline 11.2% or $8.9 million to $70.7 million at December 31, 1995 from $79.7 million at December 31, 1994. Total interest-bearing deposits declined as well, falling 2.3% or $3.3 million to $143.1 million at December 31, 1995 from $146.5 million at December 31, 1994. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Deposits".) Net income of the Company increased to $1.5 million for 1995 as compared to $85,000 for 1994. This increase was primarily due to an increase in net interest income of $1.0 million and a decrease in other expenses of $1.2 million, offset by an increase in provision for loan and lease losses of $171,000.

     Total stockholders' equity at December 31, 1996 was $20.2 million compared to $17.2 million at December 31, 1995. The increase was due to net income of $2.7 million, the sale of common stock totaling $201,000, and a decrease of $7,000 in unrealized losses on available for sale securities. The Company's Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage capital ratios were 9.94%,11.96% and 7.70%, respectively at December 31, 1996, compared to 9.06%, 11.21% and 7.17% respectively at December 31, 1995. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Capital Resources.")


    Despite recent improvements in the economy of Southern California, and the real estate market in particular, the Company's market area is still experiencing adverse effects of the recent protracted recession that negatively impacted the ability of certain of the Bank's customers to perform under the terms of their loan agreements and eroded the value of the Bank's real estate collateral and holdings. The effects of these economic conditions may continue to have an adverse effect on the Bank's business in the near future, including the level of nonperforming assets, the level of loan charge-offs, the value of real estate collateral and OREO, the demand for new loan originations and the ability of borrowers to meet their loan obligations.

LOANS


    Gross loans totaled $180.4 million at December 31, 1996 compared with $162.0 million at December 31, 1995, an increase of $18.4 million or 11.4%. As of December 31, 1995, gross loans had decreased $4.6 million or 2.8% from $166.6 million at December 31, 1994. Gross loans comprised 70.1% of total assets at year-end 1996 compared with 68.3% at year-end 1995. The ratio of total average loans to total average deposits was 77.8% and 78.6% for the years ended
December 31, 1996 and 1995, respectively.


    Real estate construction loans totaled $3.5 million at December 31, 1996, a decrease of $5.7 million or 62.2% from $9.2 million at December 31, 1995. As of December 31, 1995, these loans had decreased $5.0 million or 35.2% from $14.2 million at December 31, 1994. Real estate construction loans comprised 1.9% and 5.7% of gross loans at December 31, 1996 and 1995, respectively. As more fully discussed below, the decrease in construction loans over the past two years was largely due to the low level of demand for these loans in the Company's market area as well as Management's desire to reduce its volume of real estate construction lending due to the depressed level of real estate activity in the Company's market area.


    The Company's market area includes San Diego County, Riverside County, and the southern portion of San Bernardino County. Most of the areas served by the Company are within commuting distance of major employment centers in Southern California. Housing prices in Southern California escalated rapidly in the late 1980's creating demand for affordable new home construction in these market areas. Beginning in 1991, however, the demand for real estate declined in Southern California, resulting in significant declines in real estate values. Consequently the Company's real estate construction lending activities slowed and its underwriting standards were tightened, although the Company remained active in the marketplace primarily in entry level single family residences. Notwithstanding the improvement in the economy of Southern California during 1996, Management is uncertain that demand for real estate in this area will improve significantly in 1997. Management believes that an improvement in demand would result in an expansion in its level of real estate construction lending in 1997 over that of 1996.

     The Company's real estate construction loans are primarily for single family residences located within San Diego and Riverside counties to developers with a history of successfully developing projects in the Company's market area. The homes are generally designed for first time and middle income buyers and generally have a completed value of between $100,000 and $400,000. The Company requires that all projects use experienced and licensed contractors. The construction of single family residences financed by the Company includes custom built owner-occupied homes and non-owner-occupied homes. For custom built, owner- occupied homes, the borrower's ability to qualify for permanent financing upon completion is required. Financing for non-owner-occupied homes is reviewed in consideration of the probable success for their eventual sale. Considered in this appraisal are the quality of the projects, projected selling price, and the local market's ability to absorb the project during the projected marketing time
frame.   The loan-to-value ratio on each real estate construction loan required by the Company depends upon the nature of the property, whether the property is residential or commercial and whether or not it is owner-occupied. Typically, the borrower is required to have at least 20% or more cash equity in the project. These requirements are subject to revision based upon Management's assessment of current market conditions.


     The Bank's risk of loss on a construction loan depends largely on the accuracy of the estimated construction costs, including interest, and the accuracy of the initial estimate of the value of the completed project. If the estimated construction costs prove to have been inaccurate or costs increase as a result of construction delays, the Bank may elect to advance funds beyond the amount originally permitted to complete the project. In order to control the risk of its real estate construction lending activities, the Company establishes interest reserves and controls the disbursement of funds by requiring proper documentation and inspections to monitor the construction progress and insure completion within estimated costs. The Company's underwriting procedures are designed to identify what it believes to be acceptable levels of risk, and the Company constantly reviews these standards, taking current economic conditions into consideration.


     Although there has been improvement in real estate values in California, it is presently unclear whether or not real estate values will continue to recover significantly in 1997 and, if so, which markets in California will be most affected. The Company is subject to the fluctuations in the California residential and commercial real estate market and in particular to the markets in San Diego and Riverside counties. General economic conditions and more specifically real estate market conditions could have a significant impact on the quality of the Company's real estate and construction loan portfolio. The decline in both real estate values and the demand for residential and commercial real estate in the San Diego and Riverside County areas has contributed to the volume of non-performing assets the Company has experienced since 1992. (See "Management's Discussion and Analysis or Plan of Operations -- Financial Condition -- Nonperforming Assets and Restructured Loans.")


     Conventional real estate loans totaled $38.4 million at December 31, 1996, an increase of $11.5 million or 42.7% from December 31, 1995. At December 31, 1995, these loans totaled $26.9 million, an increase of $129,000 from $26.7 million at December 31, 1994. This category of loans includes commercial loans secured by first trust deeds on commercial real estate which increased $12.0 million or 52.1% to $35.1 million from $23.1 million at December 31, 1996 and 1995, respectively. This increase was the result of the Company's promotional efforts in the commercial real estate market as well as stabilization of commercial real estate values in Southern California. Residential mortgage loans, also included in the conventional real estate loan category, decreased $515,000 or 13.4% to $3.3 million from $3.8 million at year-end 1995. Until recently, the Company originated conventional long-term residential real estate loans for sale in the secondary market as well as for its own portfolio. The Bank faced significant competition in this market from large thrift institutions and mortgage brokers and was unable to generate a sufficient volume of residential mortgage loans to develop a profitable operation, resulting in the closure of this operation in early 1995. At December 31, 1996 and 1995, the amount of mortgage loans serviced was $51.6 million and $58.9 million, respectively.


     Commercial loans increased $6.9 million or 9.3% to $81.7 million at December 31, 1996 from $74.8 million at December 31, 1995. During 1995 commercial loans decreased $945,000 or 1.2% from $75.7 million at December 31, 1994. Commercial lending is primarily to professionals and companies with sales from $1 million to $15 million. A few of the Company's lending relationships involve companies with sales of up to $40 million. The Bank also originates loans guaranteed by the U.S. Small Business Administration ("SBA") which are included in the commercial loan category. SBA loans increased $7.5 million or 34.4% to $29.5 million at year-end 1996 from $22.0 million at year-end 1995. These loans have maturities ranging from seven to 25 years and are guaranteed up to 90% by the SBA. The Bank sometimes sells the guaranteed portion of these loans for a premium, retaining the unguaranteed portion and the servicing of the loans for which it is paid a servicing fee.
The Bank originated approximately $15.4 million and $21.7 million in SBA loans in 1996 and 1995, respectively. During this same time period, the Bank sold $8.3 million and $14.1 million in SBA loans. Management's decision to reduce the volume of SBA loan sales and retain these loans in the portfolio was due to the low level of demand for other types of commercial loans. The Bank intends to continue expanding its SBA lending activities and market areas in 1997. A new office for the production of SBA lending located in Orange County, California was opened in March of 1997.


     The Company provides lease financing to municipalities and school districts in its market area subject to the same underwriting considerations and criteria as the Bank's commercial loans. These leases totaled $2.3 million at December 31, 1996, a decrease of $1.3 million or 35.1% from $3.6 million at December 31, 1995. Leases decreased during 1995 by $562,000 or 13.6% from $4.1 million at December 31, 1994. These leases are qualified tax-exempt lease obligations for federal income tax purposes.


     Installment and consumer loans increased $7.1 million or 15.1% to $53.8 million at December 31, 1996. These loans totaled $46.7 million at December 31, 1995, an increase of $1.7 million or 3.8% from $45.0 million at December 31, 1994. These increases were primarily due to growth in the Title I portfolio of $11.0 million or 91.5% to $23.0 million at December 31, 1996 as more fully discussed below. At December 31, 1995, Title I loans totaled $12.0 million, an increase of $1.5 million or 14.3% from $10.5 million at December 31, 1994. Other equity loans totaled $1.2 million at December 31, 1996, up $541,000 or 84.7% from $639,000 at December 31, 1995. Prior to 1995 the Company was not active in the equity loan market. Home equity lines of credit, secured primarily by second trust deeds on single family residences, declined $1.1 million to $7.4 million at December 31, 1996 from $8.5 million at December 31, 1995. Home equity lines decreased $784,000 in 1995 from $9.3 million at December 31, 1994. The Company requires a debt-to-value ratio of not higher than 80% for home equity lines, and the decline in real estate values has resulted in fewer qualified borrowers. Automobile loans decreased $73,000 or 0.8% to $9.6 million at December 31, 1996 from $9.7 million at December 31, 1995. In 1995 these loans increased $905,000 or 10.3% from $8.8 million at December 31, 1994 due primarily to promotion campaigns for automobile and other consumer loans. The Company offers a wide range of new and used direct automobile financing. Automobile loan terms vary widely depending upon the length and amount of the loan, the value of the automobile, and the creditworthiness of the borrower. Automobile loans are generally for terms of three to five years. Such loans may be made for up to 100% of the purchase price for new automobiles and no more than 100% of the wholesale value for used automobiles. The borrower may not finance the payment of tax and license fees as part of any automobile loan. The Company contracts with a third party service to monitor the insurance coverage of each vehicle. The Company originates and funds all of its automobile loans directly. Automobile loans represented 17.9% and 20.8% of installment and consumer loans at December 31, 1996 and December 31, 1995, respectively.

     Title I loans are secured by junior liens on residential properties and insured up to 90% by an agency of the U.S. Government through a reserve calculated as 10% of the Company's outstanding Title I loan balances reduced by claims filed (the "HUD reserve"). Title I loans may be made to qualified home owners with little or no equity in the property. The proceeds must be used for home improvements. In addition to offering these loans to its customers, the Bank also purchases Title I loans from other Title I lenders. The amount of Title I loans that the Bank originated or purchased declined to approximately $18.0 million in 1996 from $34.5 million in 1995, due to increased competition in the Title I market. The Bank often sells these loans in the secondary market, sometimes retaining the servicing rights. The Bank has also sold certificates of participation in the 90% guaranteed portion and retained the servicing rights and some of the liability for claims. Claims on these certificates of participation, which have reduced the Bank's HUD reserve, were $916,000 in 1996 and $658,000 in 1995. The Bank has provided $400,000 in loan loss provision in 1996 to supplement its Title I HUD reserves. During 1996 and 1995, the Bank sold $5.3 million and $32.5 million, respectively, in Title I loans. The lack of demand in the Company's market areas for installment loans, increased competition among Title I lenders, combined with the attractive yield afforded by Title I loans influenced management's decision to reduce its volume of Title I loan sales and keep these
loans in its portfolio.   At December 31, 1996 and 1995, Title I loans totaled
$23.0 million and $12.0 million, respectively. The Bank serviced a total of $9.3 million and $11.6 million in Title I loans at December 31, 1996 and 1995, respectively.


     As a result of increased competition in the Title I market, as well as increased demand for other types of equity loans, and to mitigate the impact of decreased Title I loan sales to current income, the Bank increased its volume in other equity loans during 1996. These equity loans are secured by junior trust deeds on residential properties and may be made to home owners with little or no equity in the property. The loan-to-value ratio for equity loans may go as high as 125%. While the face amount of the loan can be as high as $100,000, subject to certain terms, the average loan size approximates $35,000. These loans have maturities ranging from 15 to 25 years. The proceeds can be used for a variety of purposes the most common of which are home improvement and debt consolidation. The Bank purchases and originates equity loans for immediate sale into the secondary market. During 1996 and 1995, the Bank originated or purchased $13.5 million and $915,000, respectively, in equity loans which were sold in the secondary market.


     Under laws governing California state-chartered banks, the Bank may lend up to 15% of its adjusted capital on an unsecured basis and 25% of its adjusted capital on a secured basis to any one borrower; provided, however, that the total of such secured and unsecured loans shall not exceed 25% of the Bank's adjusted capital. As of December 31, 1996, the Bank's loan limits under these regulations were $3.9 million on an unsecured basis and $6.6 million on a secured basis. (See "Description of Business -- Regulation and Supervision -- The Bank.")


     The following table sets forth the amount of total loans outstanding in each category at the dates indicated.

                                                                                  DECEMBER 31,
                                                    --------------------------------------------------------------------
                                                       1996           1995           1994           1993           1992
                                                       ----           ----           ----           ----           ----
                                                                             (DOLLARS IN THOUSANDS)
Conventional real estate loans (1) . . . . .        $ 38,352       $ 26,870       $ 26,741       $ 23,908       $ 21,339
Lease financing. . . . . . . . . . . . . . .           2,329          3,586          4,148          5,950          7,767
Real estate construction loans . . . . . . .           3,481          9,212         14,211         19,498         21,222
Commercial, financial and
  agricultural loans . . . . . . . . . . . .          81,692         74,755         75,700         75,008         68,229
Installment and consumer loans . . . . . . .          53,815         46,748         45,022         40,501         44,315
All other loans (including overdrafts) . . .             741            779            787            530            259
                                                    --------       --------       --------       --------       --------
    Total gross loans. . . . . . . . . . . .         180,410        161,950        166,609        165,395        163,131
Less: Allowance for loan
  and lease losses . . . . . . . . . . . . .           3,129          2,916          2,739          2,195          2,134
                                                    --------       --------       --------       --------       --------
    Total net loans (2). . . . . . . . . . .        $177,281       $159,034       $163,870       $163,200       $160,997
                                                    --------       --------       --------       --------       --------
                                                    --------       --------       --------       --------       --------


     The Company had standby letters of credit outstanding aggregating $1.9 million, $2.6 million, $1.8 million, $4.4 million, and $2.9 million at December 31, 1996, 1995, 1994, 1993, and 1992, respectively. In addition, the Company had commitments to grant real estate construction loans, commercial loans, and installment and consumer loans of $3.6 million, $29.7 million and $9.8 million at December 31, 1996.


---------------------------
Footnotes on following page

NONPERFORMING ASSETS AND RESTRUCTURED LOANS


     Nonperforming assets consist of nonperforming assets and other real estate owned ("OREO"). The Company considers a loan to be nonperforming when any one of the following events occurs: (i) any installment of principal or interest is 90 days past due; (ii) the full timely collection of interest or principal becomes uncertain; (iii) the loan is classified as "doubtful" by bank examiners; or (iv) a portion of its principal balance has been charged-off. The Company's policy is to classify loans which are 90 days past due as nonaccrual loans unless Management determines that the loan is adequately collateralized and in the process of collection or other circumstances exist which would justify the treatment of the loan as fully collectible. OREO, which is any real estate owned other than banking premises, typically consists of foreclosed properties.


     Total nonperforming assets were $6.3 million at December 31, 1996, a decline of $1.4 million or 18.1%, as compared to $7.7 million at December 31, 1995. This decline was the result of the Company's continued efforts to reduce nonperforming assets, as well as improvement in the Southern California economy. Nonperforming assets at December 31, 1996 consisted of $3.5 million in nonaccrual loans, a decrease of $1.8 million or 33.1% as compared to $5.3 million at December 31, 1995, and $2.8 million in OREO, an increase of $354,000
or 14.7% as compared to $2.4 million at December 31, 1995.   Nonaccrual loans of
$150,000 in the conventional real estate category consisted of two loans on single family residences. One construction loan in the amount of $581,000 on vacant land zoned for residential use was on nonaccrual status. Commercial loans classified as nonaccrual totaled $1.5 million at December 31, 1996, a decline of $20,000 or 1.3%. Nonaccrual loans in the installment and consumer category totaled $1.3 million at December 31, 1996, as compared to $1.1 million at December 31, 1995, an increase of $141,000 or 12.5%.


     Total nonperforming assets were $7.7 million at December 31, 1995, a decline of $1.0 million or 11.5%, as compared to $8.7 million at December 31, 1994. Nonperforming assets at December 31, 1995 consisted of $5.3 million in nonaccrual loans, an increase of $172,000 or 3.3% as compared to $5.1 million at December 31, 1994, and $2.4 million in OREO, a decline of $1.2 million or 33.3%
as compared to $3.6 million at December 31, 1994.   Nonaccrual loans of $1.1
million in the conventional real estate category consisted of a loan on a retail shopping center for $518,000, a loan on a commercial building for $260,000 and a
loan on a single family residence of $316,000.   Construction loans on
nonaccrual status totaled $1.5 million and consisted of two loans, one for $844,000 on vacant land zoned for residential use and one loan for $622,000 on vacant land zoned for commercial use. Commercial loans classified as nonaccrual totaled $1.6 million at December 31, 1995, a decline of $215,000 or 12.1%, as compared to $1.8 million at December 31, 1994. Nonaccrual loans in the installment and consumer category totaled $1.1 million at December 31, 1995, as compared to $767,000 at December 31, 1994, an increase of $362,000 or 47.2%. This increase was due primarily to two loans in the home equity line of credit category totaling $397,000.


     OREO is recorded at its net realizable value at the time the asset is transferred to OREO. Additional writedowns in the value of the properties may occur depending upon changes in the market, annual appraisals of the property and the estimated length of time needed to dispose of the property. The Company has


----------------------------
Footnotes from previous page


(1) Consists of $3.3 million, $3.8 million, $7.4 million, $13.0 million, and $12.3 million, of loans secured by single family residences and $35.1 million, $23.1 million, $19.3 million, $10.9 million, and $9.0 million of loans secured by commercial property as of December 31, 1996, 1995, 1994, 1993, and 1992, respectively.

(2) Net of participation sold of $2.2 million, $2.9 million, $4.2 million, $2.2 million, and $2.8 million in 1996, 1995, 1994, 1993, and 1992,
     respectively.   Participations are sold without recourse.

experienced some improvement in its ability to dispose of its OREO over the last several years, selling 22 properties that totaled $2.8 million during 1996 and 17 properties that totaled $3.3 million during 1995. At December 31, 1996, OREO consisted of four single family residences totaling $510,000, one multi-family unit totaling $214,000, four commercial properties totaling $1.4 million, two parcels of vacant land zoned for commercial use totaling $574,000 and two parcels of vacant land zoned for residential use totaling
$93,000.   OREO also included an investment in a real estate development project that consisted of 37 acres subdivided into 15 lots ranging in size from 1.2 acres to 4.1 acres in Bonsall, California. At December 31, 1996 one
lot remained which was sold on January 17, 1997 for $62,000.   The Bank, as
an insured state bank, is prohibited by FDICIA from engaging in activities which are not permitted for national banks, such as real estate development activities. Management believes that all of the Bank's OREO will ultimately be sold at prices sufficient to recover all of the values at which they are currently being carried on the books of the Bank. However, until each of those properties is actually sold, it is impossible to predict whether such prices will actually recover such values.

     The decrease in nonperforming assets during 1996 and 1995 and an improving regional economy notwithstanding, the Company continues to be impacted by the general slowdown in economic activity experienced in the Company's market area during the past several years. Additionally, the decline in demand for real estate in the Company's market area has decreased the value of real estate collateral often obtained as a secondary source of repayment on these loans. The Company maintains an aggressive collection policy with regard to nonperforming commercial and installment loans and generally attempts to sell foreclosed property quickly. Continued high levels of nonperforming assets may continue to occur while, and for a period after, the current economic environment improves.


     Interest income included in net interest income relating to nonaccrual loans was $84,000 and $208,000 for the years ended December 31, 1996 and 1995, respectively. Additional interest income of $327,000 and $489,000 on nonaccrual loans would have been recorded during 1996 and 1995, respectively, if the loans had been paid in accordance with their original terms and had been outstanding throughout the 12 months then ended or, if not outstanding throughout the 12 months then ended, since origination.


     The table on the following page provides information with respect to the components of the Company's nonperforming assets at the dates indicated.

                                                                                   DECEMBER 31,
                                                     -------------------------------------------------------------------
                                                        1996           1995           1994           1993           1992
                                                        ----           ----           ----           ----           ----
                                                                             (DOLLARS IN THOUSANDS)
Loans 90 days or more past due
and still accruing (as to principal
or interest)
  Conventional real estate . . . . . . . . .         $    --        $    --        $    --        $    --        $    --
  Real estate construction . . . . . . . . .              --             --             --             --             --
  Commercial . . . . . . . . . . . . . . . .              --             --             --             --             --
  Installment and consumer loans . . . . . .              --             --             14             54             18
  Lease financing, net . . . . . . . . . . .              --             --             --             --             --
                                                     -------        -------        -------        -------        -------
    Total. . . . . . . . . . . . . . . . . .              --             --             14             54             18

Nonaccrual loans
  Conventional real estate . . . . . . . . .             150          1,095          1,187             --            297
  Real estate construction . . . . . . . . .             581          1,506          1,389            537          2,357
  Commercial . . . . . . . . . . . . . . . .           1,540          1,560          1,775          2,287          1,978
  Installment and consumer loans . . . . . .           1,270          1,129            767            547            575
  Lease financing net. . . . . . . . . . . .              --             --             --             --             --
                                                     -------        -------        -------        -------        -------
    Total. . . . . . . . . . . . . . . . . .           3,541          5,290          5,118          3,371          5,207
                                                     -------        -------        -------        -------        -------
    Total Nonperforming loans. . . . . . . .           3,541          5,290          5,132          3,425          5,225

Other real estate owned. . . . . . . . . . .           2,756          2,402          3,607          6,821          5,859
                                                     -------        -------        -------        -------        -------
    Total Nonperforming assets . . . . . . .         $ 6,297        $ 7,692        $ 8,739        $10,246        $11,084
                                                     -------        -------        -------        -------        -------
                                                     -------        -------        -------        -------        -------
Nonperforming loans to
  total gross loans. . . . . . . . . . . . .            1.96%          3.27%          3.08%          2.07%          3.20%
                                                     -------        -------        -------        -------        -------
                                                     -------        -------        -------        -------        -------
Nonperforming assets to
  total gross loans plus
  other real estate owned. . . . . . . . . .            3.44%          4.68%          5.13%          5.95%          6.56%
                                                     -------        -------        -------        -------        -------
                                                     -------        -------        -------        -------        -------


     Other past due loans at December 31, 1996 included $1.1 million of loans past due more than 30 days but less than 90 days.


     Restructured loans consist of loans whose terms have been modified to provide some relief from the scheduled interest and principal payments in light of the customer's financial difficulties, the objective of which is to maximize the Bank's possibility of collection. Restructured loans totaled $5.4 million and $6.9 million at December 31, 1996 and 1995, respectively.


     The following table provides information with respect to the components of the Company's restructured loans at the dates indicated.

                                                                                 DECEMBER 31,
                                                      ------------------------------------------------------------------
                                                       1996           1995           1994           1993           1992
                                                       ----           ----           ----           ----           ----
                                                                            (DOLLARS IN THOUSANDS)
Restructured loans
  Real estate conventional . . . . . . . . .          $4,674         $6,459         $4,777         $  330         $   --
  Commercial . . . . . . . . . . . . . . . .             731            479          1,354          1,732             --
  Installment and consumer loans . . . . . .              --             --             --             --             --
                                                      ------         ------         ------         ------         ------
    Total. . . . . . . . . . . . . . . . . .          $5,405         $6,938         $6,131         $2,062         $   --
                                                      ------         ------         ------         ------         ------
                                                      ------         ------         ------         ------         ------


     Restructured loans includes $267,000 and $765,000 in conventional real estate loans and commercial loans, respectively, which were accounted for as nonaccrual loans at December 31, 1996.

     A loan is deemed to be impaired when it is probable that a creditor may not collect amounts due according to the original contractual terms of the original loan agreement. Impaired loans are measured using one of the following methods:
(i) the present value of expected cash flows discounted at the loan's effective interest rate; (ii) the observable value of the loan's market price; or (iii) the fair value of the collateral if the loan is collateral dependent. All impaired loans at December 31, 1996 were measured based on the fair value of the loan collateral. Interest income on impaired loans is recognized on a cash basis.


     Impaired loans totaled $1.1 million and $846,000 for commercial loans and real estate mortgage loans, respectively, at December 31, 1996. The recorded investments are stated net of allowance for loan and lease losses of $274,000 and $68,000, for impaired commercial and real estate mortgage loans, respectively.


     ALLOWANCE FOR LOAN AND LEASE LOSSES


     The allowance for loan and lease losses at December 31, 1996 totaled $3.1 million or 1.73% of total gross loans as compared to $2.9 million or 1.80% of total gross loans at December 31, 1995 and $2.7 million or 1.64% of total gross loans at December 31, 1994.


     It is the Company's practice to maintain the allowance for loan and lease losses at a level considered by Management to be adequate. Each month Management calculates an acceptable allowance for loan and lease losses using an internal rating system based upon the risk associated with various categories of loans. A portion of the calculation is based upon the historical loss experience of the preceding five years and in some risk categories the degree of collateralization. The risk assigned to each loan is first determined when the loan is originated. It is then reviewed quarterly and revised as appropriate. In addition, the Bank maintains a monitoring system for all credits that have been identified either internally or externally as warranting additional Management attention. These credits are formally reported to Management by the lending officers on a quarterly basis and are subsequently reviewed by the Loan Committee of the Board of Directors. Reserves against these loans are based on the credit risk assigned to the loans as described above utilizing a schedule of percentages developed by Management in accordance with historical loss experience, ranging from 0.5% to 50% of the present loan balances. These percentages may be modified, based upon current or prospective local economic conditions. The comments of bank examiners, the Company's independent auditors and a third party loan review consultant hired by the Bank on a periodic basis are also considered in revising risk category assignments. In determining the actual allowance for loan and lease losses to be maintained, Management augments this calculation with an analysis of the present and prospective financial condition of certain borrowers, industry concentrations within the portfolio, trends in delinquent and nonaccrual loans and general economic conditions. During 1996, $400,000 of the provision for loan and lease losses was provided to supplement the Bank's Title I HUD reserve due to potential losses arising from the Title I participation certificates sold in 1993 and 1994. Additional reserves for this purpose may be established in the future pursuant to management's continued analysis.


     The allowance for loan and lease losses is based upon estimates and ultimate losses may vary from current estimates. The continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future funding levels. Management believes that the allowance for loan and lease losses at December 31, 1996 was adequate to absorb the known and inherent risks in the loan portfolio. However, no assurance can be given that continued weakness in the economy and real estate market in the Bank's principal market area or other circumstances will not result in increased losses in the Bank's loan portfolio in the future.


     Net charged-off loans as a percentage of the beginning of the period allowance for loan and lease losses were 37.3%, 114.2% and 118.0% in 1996, 1995 and 1994, respectively. The decreased level of charge-offs during 1996 reflects improvement in the Southern California economy and real estate values, and in the Company's asset quality.

     The following table summarizes, for the periods indicated, loan balances at the end of each period and daily averages during the period; changes in the allowance for loan and lease losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to operating expense; and certain ratios relating to the allowance for loan losses.

                                                                           YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------------------------------
                                                       1996           1995           1994           1993           1992
                                                       ----           ----           ----           ----           ----
                                                                             (DOLLARS IN THOUSANDS)
BALANCES:
  Average loans during period. . . . . . . .        $171,906       $165,374       $168,076       $167,402       $159,797
  Loans at end of period . . . . . . . . . .         180,410        161,950        166,609        165,395        163,131

ALLOWANCE FOR LOAN AND LEASE LOSSES:
  Balance at beginning of period . . . . . .           2,916          2,739          2,195          2,134          1,993

  Actual charge-offs:
    Conventional real estate loans . . . . .             361            183            380            197             --
    Real estate construction . . . . . . . .              --            525             71             69            370
    Commercial, financial and
      agricultural loans . . . . . . . . . .             450          1,514          1,595          1,101            298
    Installment and consumer loans . . . . .             609          1,022            804            963            225
                                                    --------       --------       --------       --------       --------
      Total. . . . . . . . . . . . . . . . .           1,420          3,244          2,850          2,330            893

  Recoveries on loans previously
  charged-off:
    Conventional real estate loans . . . . .              --             --             --             --             --
    Real estate construction . . . . . . . .              --             --             --             --             --
    Commercial, financial and
      agricultural loans . . . . . . . . . .             274             47            184             51             36
    Installment and consumer loans.. . . . .              59             68             75             75             48
                                                    --------       --------       --------       --------       --------
        Total. . . . . . . . . . . . . . . .             333            115            259            126             84

  Net loan charge-offs . . . . . . . . . . .           1,087          3,129          2,591          2,204            809
  Provision for loan and lease losses. . . .           1,300          3,306          3,135          2,265            950
                                                    --------       --------       --------       --------       --------
  Balance at end of period . . . . . . . . .        $  3,129       $  2,916       $  2,739       $  2,195       $  2,134
                                                    --------       --------       --------       --------       --------
                                                    --------       --------       --------       --------       --------
RATIOS:
  Net loan charge-offs to
    average loans. . . . . . . . . . . . . .            0.63%          1.89%          1.54%          1.32%          0.51%
  Allowance for loan and lease losses
    to loans at end of period. . . . . . . .            1.73           1.80           1.64           1.33           1.31
  Net loan charge-offs to beginning
    of the period allowance for
    for loan and lease losses. . . . . . . .            37.3          114.2          118.0          103.3           40.6
  Net loan charge-offs to provision
    for loan and lease losses. . . . . . . .            83.6           94.7           82.7           97.3           85.2


     The primary risk element considered by Management with respect to each installment and conventional real estate loan is lack of timely payment and the value of the collateral. The primary risk elements with respect to real estate construction loans are fluctuations in real estate values in the Company's market areas, inaccurate estimates of construction costs, fluctuations in interest rates, the availability of conventional financing, the demand for housing in the Company's market area and general economic conditions. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Loans.") The primary risk elements with respect to commercial loans are the financial condition of the borrower, general economic conditions in the Company's market area, the sufficiency of collateral, the timeliness of payment and with respect to adjustable rate loans, interest rate fluctuations. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews the existence of collateral and its value. Management also has a reporting system that monitors all past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Company's position.


     Loans are charged against the allowance when, in Management's opinion, they are deemed uncollectible, although the Bank continues to aggressively pursue collection. Although Management believes that the allowance for loan and lease losses is adequate to absorb losses as they arise, there can be no assurance that (i) the Company will not sustain losses in any given period which could be substantial in relation to the size of the allowance for loan and lease losses,
(ii) the Company's level of nonperforming loans will not increase, (iii) the Company will not be required to make significant additional provisions to its allowance for loan and lease losses, or (iv) the level of net charge-offs will not increase and possibly exceed applicable reserves.


     The Company anticipates total net charge-offs of approximately $1.3 million during 1997 as compared to net charge-offs of $1.0 million in 1996. This projected increase is due to loan growth combined with a reduction in the level of loan loss recoveries as compared to 1996. It is anticipated that net charge-offs by loan category will be as follows; conventional real estate, $173,000; real estate construction, $167,000; commercial, financial and agricultural,
$523,000; and installment and consumer loans, $478,000.   These estimates are
based upon Management's analysis of the loan portfolio and its analysis of the adequacy of the allowance for loan and lease losses. No assurances can be given that the net charge-offs anticipated will not be greater than or less than $1.3 million, or that they will occur in the projected categories.


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


     At December 31, 1996, investment securities totaled $34.5 million or 13.4% of total assets, an increase of $8.3 million, or 31.7%, compared to $26.2
million or 11.0% of assets at December 31, 1995.   The increase in the
investment portfolio was primarily funded by a reduction in Federal funds sold of $8.3 million to $2.2 million at year-end 1996 from $10.5 million at year-end 1995. The majority of the investment portfolio increase was in the mortgage-backed securities category which grew $7.1 million or 214.3% to $10.5 million at December 31, 1996 from $3.4 million at the end of 1995. This investment category is comprised of agency pass-through securities which consists of selected residential mortgages that are purchased by one of three U.S. government agencies or government-sponsored enterprises (the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation ) and packaged into securities. Principal and interest payments on the underlying mortgages are "passed through" to the security holders. Due to the nature of mortgage loans, which tend to payoff prior to maturity, agency pass-through securities are calculated to have an estimated average life based on properties inherent to the underlying mortgages and the mortgage industry's prepayment history. Generally, pass-through securities, due to an active secondary market, can offer liquidity similar to U.S. Treasury securities at yields that are typically higher than comparable
Treasury securities.   The mortgage-backed securities purchased in 1996 had an
estimated average life of one to five years. In 1995 investment securities decreased $996,000, or 3.7%, from $27.2 million or 11.0% of assets at December 31, 1994. The small decline in the investment portfolio during 1995 was reflective of the Company's decline in total assets.

     Investments are classified into three categories: available for sale, held to maturity, or trading. Investments classified as available for sale are carried at market value, with the unrealized gain or loss reflected as a separate component of stockholders' equity. Investments classified as held to maturity are carried at amortized cost. Investments classified as trading are carried at market value with the unrealized gain or loss reflected in the income
statement.   Transfers between the categories are recorded at fair market value.
Available for sale securities totaled $23.1 million and $18.3 million at December 31, 1996 and 1995, respectively. Held to maturity securities totaled $11.3 million and $7.9 million at December 31, 1996 and 1995, respectively.
The Company has no investment securities classified as trading. Unrealized losses of $156,000 and $167,000 for 1996 and 1995, respectively, have been recognized in the available for sale portfolio. During 1996 and 1995 investments totaling $2.5 million and $5.2 million, respectively, were sold for a net loss of $24,000 and $18,000, respectively.


     The table below summarizes the book value and market value, and the distribution of the Company's investment securities as of the dates indicated (dollar amounts are stated in thousands).

                                                                      DECEMBER 31, 1996
                                                   ------------------------------------------------------
                                                      AVAILABLE FOR SALE              HELD TO MATURITY
                                                   ------------------------      ------------------------
                                                   AMORTIZED         MARKET      AMORTIZED         MARKET
                                                      COST            VALUE         COST            VALUE
                                                   ---------         ------      ---------         ------
 U.S. Treasury securities. . . . . . . . . .         $   500        $   501        $   747        $   751
 Obligations of other U.S.
   government agencies . . . . . . . . . . .           9,039          9,022          5,674          5,658
 Obligations of states and political
   sub-divisions . . . . . . . . . . . . . .           2,134          2,142          1,751          1,755
 Mortgage-backed securities. . . . . . . . .           7,387          7,362          3,172          3,168
 Equity securities (1) . . . . . . . . . . .           4,213          4,090             --             --
                                                     -------        -------        -------        -------
 Total investment securities . . . . . . . .         $23,273        $23,117        $11,344        $11,332
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------

                                                                      DECEMBER 31, 1995
                                                   ------------------------------------------------------
                                                      AVAILABLE FOR SALE              HELD TO MATURITY
                                                   ------------------------      ------------------------
                                                   AMORTIZED         MARKET      AMORTIZED         MARKET
                                                      COST            VALUE         COST            VALUE
                                                   ---------         ------      ---------         ------

 U.S. Treasury securities. . . . . . . . . .         $   550        $   548        $ 1,744        $ 1,763
 Obligations of other U.S.
   government agencies . . . . . . . . . . .           9,997          9,977          4,933          4,922
 Obligations of states and political
   sub-divisions . . . . . . . . . . . . . .           1,596          1,599            907            929
 Mortgage-backed securities. . . . . . . . .           3,000          3,014            338            338
 Equity securities (1) . . . . . . . . . . .           3,274          3,112             --             --
                                                     -------        -------        -------        -------
 Total investment securities . . . . . . . .         $18,417        $18,250        $ 7,922        $ 7,952
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------


     The table on the following page summarizes the maturity of the Company's investment securities and their weighted average yields at December 31, 1996. Tax-exempt income from investment securities is presented on a tax-equivalent basis assuming a 34% federal income tax rate for 1996. Mortgage-backed securities are categorized based on final maturity dates.

                                                        AFTER ONE BUT      AFTER FIVE BUT
                                       WITHIN            WITHIN FIVE         WITHIN TEN           AFTER TEN
                                      ONE YEAR              YEARS               YEARS               YEARS               TOTAL
                                  ----------------    ----------------    ----------------    ----------------    ----------------
                                  AMOUNT     YIELD    AMOUNT     YIELD    AMOUNT     YIELD    AMOUNT     YIELD    AMOUNT     YIELD
                                  ------     -----    ------     -----    ------     -----    ------     -----    ------     -----
                                                                       (DOLLARS IN THOUSANDS)
U.S. Treasury securities . . .   $ 1,248      6.15%  $    --        --%  $    --        --%  $    --        --%  $ 1,248      6.15%
Obligations of other U.S.
  government agencies. . . . .     1,430      5.32    12,973      6.21       293      6.11        --        --    14,696      6.63
Obligations of states and
  political subdivisions . . .     1,094      9.51     2,618      6.61       181      6.85        --        --     3,893      7.44
Mortgage-backed securities . .       792      6.63     1,956      6.80     1,946      6.81     5,840      7.08    10,534      6.94
Equity securities (1). . . . .     4,090      3.33        --        --        --        --        --        --     4,090      3.33
                                 -------             -------             -------             -------             -------
  Total investment securities.   $ 8,654      5.10%  $17,547      6.30%  $ 2,420      6.70%  $ 5,840      7.08%  $34,461      6.40%
                                 -------             -------             -------             -------             -------
                                 -------             -------             -------             -------             -------


DEPOSITS

     Total average deposits increased to $220.8 million in 1996 compared to $210.3 million for 1995, an increase of $10.5 million or 5.0%. Noninterest-bearing demand accounts provided the largest average dollar increase, growing $6.4 million or 9.6% to $73.3 million in 1996 from $66.9 million in 1995. Average noninterest-bearing demand deposits represented 32.0% and 31.3% of total average deposits in 1996 and 1995, respectively, reflecting the retail nature of the Company's deposit base. Interest-bearing demand deposits increased $3.0 million or 9.0% to $36.8 million and time deposits grew $4.6 million or 14.9% to $35.2 million. Savings accounts, the only category to decrease, dropped $3.4 million or 4.4% to $75.6 million in 1996, representing 33.0% of total average deposits compared to 37% in 1995.


     Total average deposits decreased to $210.3 million in 1995 compared to $222.6 million in 1994, a decrease of $12.3 million or 5.5%. All categories of average deposits decreased during 1995, with the largest decrease in the noninterest-bearing demand category which decreased to $66.9 million for 1995 from $73.2 million for 1994, a decrease of $6.3 million or 8.6%. Approximately 5% of total average deposits during 1994 (or 15% of average noninterest-bearing demand) represented deposits of title and escrow companies. The Company provided these depositors with certain customer services consisting primarily of data processing and courier services. The Company controlled its customer service expenses by continuously monitoring the earnings performance of its account relationships and, on that basis, limiting the amount of services provided. Title and escrow company deposits are volatile in nature and sensitive to prevailing interest rates and other general economic factors that affect the demand for real estate. During 1994, the Company informed these depositors that it intended to stop offering these services in the future. The decline in noninterest-bearing deposits during 1995 was due primarily to the loss of these
accounts.   Interest-bearing demand deposits declined $1.3 million or 3.7%, savings deposits declined $2.8 million or 3.4% and time certificates of deposit declined $2.1 million or 6.4%. The interest rates paid on these accounts most closely follow short-term interest rates, which decreased throughout 1995, prompting depositors to seek higher yields in other types of accounts or with other institutions.


      The levels of noninterest-bearing demand deposits (including retail accounts) are influenced by such factors as customer service, service charges and the availability of banking services (i.e., extended hours, convenience of location, availability of ATMs). No assurance can be given that the Company will be able to maintain its current level of noninterest-bearing deposits. The Company's percentage of noninterest-bearing deposits remains high compared to similar sized institutions. Competition from other banks and thrift institutions as well as money market funds, some of which offer interest rates substantially higher than the Company, makes


--------------------
(1) Equity securities in 1996 and 1995, included $3.4 million and $3.1 million, respectively, in government securities bond and money market funds which invest in securities guaranteed by the U.S. Government, and $733,000 in Federal Home Loan Bank stock in 1996. Equity securities are carried on the books of the Company at the lower of aggregate cost or market. In 1996 and 1995 stockholders' equity was reduced by $68,000 and $44,000, respectively to reflect a decline in the market value of these securities.

it difficult for the Company to maintain the current level of noninterest-bearing deposits. Management continually works to implement pricing and marketing strategies designed to lower the average rate paid on interest-bearing deposits and to maintain a stable deposit mix.

     The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated.

                                                                         YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------------------
                                                    1996                          1995                          1994
                                           ----------------------        ----------------------        ----------------------
                                           AVERAGE        AVERAGE        AVERAGE        AVERAGE        AVERAGE        AVERAGE
                                           BALANCE          RATE         BALANCE          RATE         BALANCE          RATE
                                                                         (DOLLARS IN THOUSANDS)
Noninterest-bearing
  demand deposits. . . . . . . . .        $ 73,298             --       $ 66,910             --       $ 73,165             --
Interest bearing
  demand deposits. . . . . . . . .          36,791           1.44%        33,744           1.70%        34,977           1.70%
Savings deposits . . . . . . . . .          75,583           3.29         79,031           3.42         81,751           3.04
Time deposits. . . . . . . . . . .          35,166           4.77         30,600           4.76         32,680           3.18
                                          --------                      --------                      --------
     Total deposits. . . . . . . .        $220,838           2.13%      $210,285           2.25%      $222,573           1.85%
                                          --------                      --------                      --------
                                          --------                      --------                      --------


     As part of its asset/liability management policy, the Company generally limits the issuance of time deposits of $100,000 or greater primarily to customers who have other business relationships with the Company and who reside within the Company's market area, although the Company may offer such deposits to others to help it meet its liquidity needs. The Company generally limits the terms of these deposits to less than one year in order to allow it to react quickly to changing interest rates. At December 31, 1996, time deposits of $100,000 or more totaled $9.2 million, representing 24.6% and 4.0% of total time deposits and total deposits, respectively. At December 31, 1995, time deposits of $100,000 or more totaled $7.0 million, representing 20.8% and 3.3% of total time deposits and total deposits, respectively. (See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Asset Liability Management.")


     The scheduled maturity of the Company's time deposits in denominations of $100,000 or greater as of December 31, 1996 were as follows:


                                                          DECEMBER 31, 1996
                                                          -----------------
     TIME DEPOSITS MATURING IN                          (DOLLARS IN THOUSANDS)
     -------------------------

     Three months or less. . . . . . . . . . . . . . .          $5,076
     Over three months through six months. . . . . . .           1,978
     Over six months through twelve months . . . . . .           1,973
     Over twelve months. . . . . . . . . . . . . . . .             200
                                                                ------
        Total. . . . . . . . . . . . . . . . . . . . .          $9,227
                                                                ------
                                                                ------


CAPITAL RESOURCES


     Stockholders' equity increased $3.0 million or 17.1% to $20.2 million at December 31, 1996 from $17.2 million at December 31, 1995. This increase was due to net income of $2.7 million, the sale of common stock totaling $201,000, and a decrease of $7,000 in unrealized losses on available for sale securities. Stockholders' equity increased $3.4 million or 24.6% to $17.2 million at December 31, 1995 from $13.8 million at December 31, 1994. This increase was due to net income of $1.5 million, the sale of common stock totaling $1.8 million, and a decrease $163,000 in unrealized losses on available for sale securities. (See "Management's Discussion and Analysis or Plan of Operation -- Results of Operations.")


     Under the risk-based capital guidelines for banks and bank holding companies adopted by the FDIC and the FRB in 1988 the Company and the Bank are required to maintain a minimum ratio of 8.00% (at least one-half of which must consist of Tier 1 capital). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. At December 31, 1996 the Company's risk-based capital ratios were 9.94% for Tier 1 capital and 11.96% for total capital and the Bank's risk-based capital ratios were 11.28% for Tier 1 and 12.53% for total capital. The Company's risk-based capital ratios at December 31, 1995 were 9.06% for Tier 1 capital and 11.21% for total capital and the Bank's risk-based capital ratios were 10.40% for Tier 1 capital and 11.65% for total capital.


     Additionally, the FRB and FDIC have adopted minimum Tier 1 leverage capital ratio requirements in 1990 supplementing the risked-based capital regulations and replacing minimum leverage ratios used prior to 1990. The rules require a minimum ratio of Tier 1 capital to total assets of 3.00% for institutions receiving the highest regulatory rating. All other institutions are required to meet a minimum ratio of 4.00% to 5.00%. Tier 1 capital consists of common equity, minority interest in equity of consolidated subsidiaries, and qualifying perpetual preferred stock. At December 31, 1996 and 1995, the Company's Tier 1 leverage capital ratios were 7.70% and 7.17%, respectively. The Tier 1 leverage capital ratios of the Bank were 8.74% and 8.20% at December 31, 1996 and 1995, respectively. (See "Description of Business -- Regulation and Supervision -- Capital Adequacy Requirements" and "Legal Proceedings").


     At December 31, 1996, the Company had $1.5 million in 9 1/4% Convertible Subordinated Debentures ("Debentures") due May 15, 2002 outstanding. The debentures are convertible at the option of the holder into common stock of the Company at a conversion price of $7.47 per share, subject to adjustments for stock splits, stock dividends or other certain events. The debentures are redeemable, in whole or in part, at the option of the Company at declining redemption prices that range from 103.25% at December 31, 1996 to par on or after May 15, 1999. Under the risk-based capital regulations the debentures qualify as Tier 2 capital. The Company used a portion of the proceeds of the debentures to purchase $1.5 million of noncumulative perpetual preferred stock from the Bank, increasing the Bank's capital ratios. A two for one stock split resulted in an adjusted conversion price of $3.74 per share effective March 14, 1997.


     The Company had $1.6 million outstanding under two term notes with current and former directors of the Company as of December 31, 1996. The notes are unsecured at an interest rate of 8.0% with varying interest and principal payment schedules. Terms for one note for $1.2 million call for interest to be compounded quarterly commencing April 1, 1996, with payment for principal and interest in full on January 1, 1999. Terms for the remaining note of $318,000 call for principal and interest payments beginning October 1, 1995 until paid in full on July 1, 1998. The Company also used the proceeds of these notes to purchase $1.5 million of noncumulative perpetual preferred stock from the Bank.



     As a bank holding company without significant assets other than its equity interest in the Bank, the Company's ability to service its debt obligations depends upon the dividends it receives from the Bank. As of December 31, 1995, the Bank, operating under the terms of the Order entered into with the FDIC in May 1995, had agreed not to pay cash dividends to the Company without the prior consent of the FDIC. Based upon the results of the Bank's FDIC examination conducted in December of 1995, the Order was terminated in May of 1996. (See "Legal Proceedings").


     During 1997, Management anticipates capital expenditures of approximately $750,000 to $1.1 million primarily for upgrades to computer and data communications equipment and computer software.


RESULTS OF OPERATIONS

     NET INCOME


     Net income for the year ended December 31, 1996 increased to $2.7 million from $1.5 million for the year ended December 31, 1995, an increase of $1.2 million. Primary earnings per share increased to $1.36 in 1996 from $0.85 in
1995.   Return on average assets and average stockholders' equity was 1.11% and
14.73%, respectively, for 1996, up from 0.66% and 9.97%, respectively, for 1995. The primary reasons for the increase in net income was a decrease in the provision for loan and lease losses of $2.0 million, an increase in net interest income of $606,000, an increase in other income of $363,000, offset by increases of $233,000 in other expense and $1.5 million in the provision for income taxes. (See "Management's Discussion and Analysis or Plan of Operation -- Results of Operations -- Net Interest Income; Provision for Loan and Lease Losses, Other Income, Other Expense and Income Taxes".)


     Net income for the year ended December 31, 1995 increased to $1.5 million from $85,000 for the year ended December 31, 1994, an increase of $1.4 million. Primary earnings per share increased to $0.85 in 1995 from $0.05 in 1994.
Return on average stockholders' equity was 9.97% for 1995, up from 0.6% for 1994. The primary reasons for this increase are an increase in net interest income of $1.0 million and a decrease in other expense of $1.2 million, offset by an increase in the provision for loan loss of $171,000 and provision for
income taxes of $308,000.    (See "Management's Discussion and Analysis or Plan
of Operation -- Results of Operations -- Net Interest Income; Provision for Loan and Lease Losses; Other Expense; and Income Taxes".)


     NET INTEREST INCOME


     Net interest income, which constitutes the principal source of income for the Company, is the amount by which interest and fees earned on interest-earning assets exceeds the interest paid on deposits and other borrowed funds. Changes in net interest income from period to period result from increases or decreases in the average balances (volume) of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on these assets and liabilities, the Company's ability to manage its earning asset portfolio and the availability of particular sources of funds.


     Net interest income for the year ended December 31, 1996 increased $606,000 or 4.3% to $14.7 million from $14.1 million for 1995. As illustrated in the table on page 43, the increase in net interest income was comprised of a net increase of $963,000 that was attributable to volume, partially offset by a net decrease of $357,000 due to declining yields. Interest income for 1996 increased $554,000 of which $1.1 million was attributable to increased volume, offset by a net decrease of $567,000 due to declining yields. The average yield on interest-earning assets decreased to 9.53% for 1996 as compared to 9.95% for 1995. The average yield on loans, investment securities and Federal funds sold for 1996 were 10.37%, 5.80% and 5.08%, respectively, compared to 10.65%, 6.15%
and 5.56%, respectively, for 1995.    Offsetting the decrease in the yield on
interest-earning assets was an increase in total average interest-earning assets to $209.3 million in 1996 compared to

$194.9 million in 1995, an increase of $14.4 million or 7.4%. This increase was primarily in total average loans which averaged $171.9 million in 1996 compared
to $165.4 million in 1995, an increase of $6.5 million or 4.0%.   (See
"Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Loans.") Average investments also increased $8.0 million or 36.9% to $29.8 million in 1996 from $21.8 million. Average Federal funds sold decreased to $7.6 million from $7.7 million, a decrease of $135,000 or 1.8%. Interest expense for 1996 was $5.1 million, decreasing $52,000 or 1.0% from $5.2 million for 1995. This decrease was primarily due to a decline in the average rate paid on interest-bearing liabilities to 3.34% in 1996 from 3.48% in 1995, offset by an increase in average interest-bearing liabilities of $4.3
million or 2.9% to $152.8 million in 1996 from $148.5 million in 1995.   (See
"Managements' Discussion and Analysis or Plan of Operation -- Financial Condition -- Deposits".) Average short-term rates during 1996 were generally lower than those in 1995 accounting for the decreases in both the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The Company's net interest spread (the average taxable equivalent rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities) decreased to 6.18% for 1996 from 6.47% for 1995 and the net interest margin decreased to 7.09% for 1996 from 7.30% for 1995.


     Net interest income for the year ended December 31, 1995 increased $1.0 million or 7.6% to $14.1 million from $13.1 million for 1994. This increase was primarily attributable to an increase in interest income of $1.6 million for 1995 as compared to 1994. The average yield on interest-earning assets increased to 9.95% for 1995 as compared to 8.89% for 1994. The average yield on loans, investment securities and Federal funds sold for 1995 were 10.65%, 6.15% and 5.56%, respectively, compared to 9.79%, 4.26% and 3.91%, respectively, for
1994.    Offsetting the increase in the yield on interest-earning assets was a decrease in total average interest-earning assets to $194.9 million for 1995 as compared to $200.1 million for 1994, a decrease of $5.2 million or 2.6%. This decrease was primarily in total average loans which decreased to $165.4 million for 1995 as compared to $168.1 million for 1994, a decrease of $2.7 million or
1.6%.   (See "Management's Discussion and Analysis or Plan of Operation --
Financial Condition -- Loans.") Average Federal funds sold also decreased to $7.7 million for 1995 as compared to $9.7 million for 1994, a decrease of $2.0 million or 20.6%. Offsetting the increase in interest income, interest expense for 1995 was $5.2 million, an increase of $639,000 or 14.1% as compared to $4.5 million for 1994. This increase was due primarily to an increase in the average rate paid on interest-bearing liabilities to 3.48% in 1995 from 2.93% in 1994, offset by a decrease in average interest-bearing liabilities to $148.5 million at December 31, 1995 from $154.5 million at December 31, 1994, a decrease of
$6.0 million or 3.9%.   (See "Managements' Discussion and Analysis or Plan of
Operation -- Financial Condition -- Deposits".) Average short-term rates during 1995 were generally higher than those in 1994 accounting for the increases in both the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The Company's net interest spread increased to 6.47% for 1995 from 5.96% for 1994 and the net interest margin increased to 7.30% for 1995 from 6.63% for 1994.


     The yield on approximately 46.3% and 53.8% at December 31, 1996 and 1995, respectively, of the Bank's loan portfolio moves up or down within one year as the Bank adjusts its base lending rate (generally set at between 1% to 2% over national prime rate) with changes in the national prime rate, or with changes in other widely used indices. An additional 8.5% of the portfolios at December 31, 1996 and 1995, consisted of fixed rate loans which mature in one year or less. The foregoing enables the Bank to quickly adjust to a changing interest rate environment. Management believes that interest rates on each category of loans in the Bank's loan portfolio are competitively priced for banks in its market area. The yield on average loans is also dependent on the mix of loans in the loan portfolio. Real estate construction loans and commercial loans are typically offered at higher interest rates and fees than conventional real estate loans, lease financing or automobile and other consumer loans. (See "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Loans.")


          The table on the following page shows the Company's consolidated average balances of assets, liabilities and stockholders' equity, the amount of interest income or interest expense, the average yield or rate for each category of interest-earning assets and interest-bearing liabilities, and the net interest spread and net interest margin for the year indicated. Tax-exempt income from investment securities and loans is presented on a tax-equivalent basis assuming a 34% federal tax rate for 1996, 1995, and 1994.

                                                                 YEARS ENDED DECEMBER 31,
                                 ---------------------------------------------------------------------------------------
                                            1996                          1995                          1994
                                 ----------------------------  ----------------------------  ---------------------------
                                          INTEREST    AVERAGE           INTEREST    AVERAGE           INTEREST   AVERAGE
                                 AVERAGE   INCOME/     RATE/   AVERAGE   INCOME/     RATE/   AVERAGE   INCOME     RATE/
                                 BALANCE   EXPENSE     YIELD   BALANCE   EXPENSE     YIELD   BALANCE   EXPENSE    YIELD
                                 -------   -------     -----   -------   -------     -----   -------   -------    -----
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans (1). . . . . . . . . .  $171,906  $ 17,831     10.37% $165,374  $ 17,617     10.65% $168,076  $ 16,459      9.79%
  Taxable investment
    securities . . . . . . . .    27,570     1,592      5.78    20,570     1,294      6.29     1,209       883      4.16
  Tax-exempt investment
    securities . . . . . . . .     2,261       138      6.09     1,223        47      3.81     1,095        68      6.19
  Interest-bearing deposits. .        --        --        --        44         3      5.60        78         3      3.65
  Federal funds sold . . . . .     7,573       385      5.08     7,708       429      5.56     9,655       378      3.91
                                --------  --------  --------  --------  --------  --------  --------  --------  --------

  Total earning assets . . . .   209,310    19,946      9.53   194,919    19,390      9.95   200,113    17,791      8.89
                                --------  --------  --------  --------  --------  --------  --------  --------  --------
Noninterest-earning assets:
  Cash and due from banks. . .    22,560                        21,070                        24,643
  Premises and equipment, net.     9,184                        10,026                         9,664
  Other assets (2) . . . . . .     9,028                         9,238                        11,040
                                --------                      --------                      --------
  Total noninterest-earning
    assets . . . . . . . . . .    40,772                        40,334                        45,347
                                --------                      --------                      --------

Less allowance for loan
  and lease losses . . . . . .     3,233                         2,668                         2,088
                                --------                      --------                      --------

  Total assets . . . . . . . .  $246,849                      $232,585                      $243,372
                                --------                      --------                      --------
                                --------                      --------                      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand. .    36,791       528      1.44    33,744       574      1.70    34,977       596      1.70
    Savings. . . . . . . . . .    75,583     2,488      3.29    79,031     2,705      3.42    81,751     2,485      3.04
    Time . . . . . . . . . . .    35,166     1,677      4.77    30,600     1,457      4.76    32,680     1,039      3.18
  Other short term borrowings.     1,622        74      4.43     1,483        84      5.65     1,433        57      4.00
  Capital lease. . . . . . . .       444        65     14.59       476        72     14.18       495        70     14.14
  Long term debt . . . . . . .     3,229       280      8.67     3,178       272      8.71     3,178       278      8.73
                                --------  --------  --------  --------  --------  --------  --------  --------  --------
  Total interest-bearing
    liabilities. . . . . . . .   152,835     5,112      3.34   148,512     5,164      3.48   154,514     4,525      2.93
                                --------  --------  --------  --------  --------  --------  --------  --------  --------

Noninterest-bearing liabilities:
  Demand deposits. . . . . . .    73,298                        66,910                        73,165
  Other liabilities. . . . . .     2,102                         1,799                         1,601
                                --------                      --------                      --------

  Total liabilities. . . . . .   228,235                       217,221                       229,280

Stockholders' equity . . . . .    18,614                        15,364                        14,092
                                --------                      --------                      --------
  Total liabilities and
    stockholders' equity . . .  $246,849                      $232,585                      $243,372
                                --------                      --------                      --------
                                --------                      --------                      --------

Net interest income
  (tax equivalent basis) . . .              14,834                        14,226                                  13,266
Reversal of tax equivalent
  adjustment . . . . . . . . .                (106)                         (104)                                   (144)
                                          --------                      --------                                --------
Net interest income. . . . . .            $ 14,728                      $ 14,122                                $ 13,122
                                          --------                      --------                                --------
                                          --------                      --------                                --------
Net interest spread(3) . . . .                          6.18%                         6.47%                                   5.96%
                                                    --------                      --------                                --------
                                                    --------                      --------                                --------
Net interest margin(4) . . . .                          7.09%                         7.30%                                   6.63%
                                                    --------                      --------                                --------
                                                    --------                      --------                                --------

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

                                                             1996 vs. 1995                                1995 vs. 1994
                                                 ------------------------------------         ------------------------------------
                                                           Increase (Decrease)                         Increase (Decrease)
                                                            Due to Changes in                           Due to Changes in
                                                 ------------------------------------         ------------------------------------
                                                 Volume          Rate           Total         Volume          Rate           Total
                                                 ------         ------         ------         ------         ------         ------
                                                                               (Dollars in thousands)
Earning assets -- Interest income:
  Loans                                          $  682         $ (445)        $  237         $ (266)        $1,458         $1,192
  Investment securities:
    Taxable                                         411           (113)           298            (27)           438            411
    Non-taxable                                      38             27             65              5            (20)           (15)
  Federal funds sold                                 (8)           (36)           (44)           (87)           138             51
  Interest-bearing deposits                          (2)            --             (2)            (1)             1             --
                                                 ------         ------         ------         ------         ------         ------
    Total                                         1,121           (567)           554           (376)         2,015          1,639
                                                 ------         ------         ------         ------         ------         ------
Deposits and borrowed funds --
Interest expense:
  Interest-bearing demand
    deposits                                         49            (95)           (46)           (21)            (1)           (22)
  Savings deposits                                 (115)          (101)          (216)           (85)           306            221
  Time deposits                                     218              4            222            (70)           487            417
  Other short term borrowings                         7            (19)           (12)             2             25             27
  Long term debt                                      4             (1)             3             --             (1)            (1)
  Capital lease                                      (5)             2             (3)            (3)            --             (3)
                                                 ------         ------         ------         ------         ------         ------
    Total                                           158           (210)           (52)          (177)           816            639
                                                 ------         ------         ------         ------         ------         ------

Change in net interest income                    $  963         $ (357)        $  606         $ (199)        $1,199         $1,000
                                                 ------         ------         ------         ------         ------         ------
                                                 ------         ------         ------         ------         ------         ------

     PROVISION FOR LOAN AND LEASE LOSSES


     The Company provides for loan and lease losses by a charge to operations based upon Management's evaluation of the loan portfolio, past loan loss experience, general economic conditions, and other pertinent factors. For the year ended December 31, 1996, the provision for loan and lease losses decreased $2.0 million or 60.7%, to $1.3 million from $3.3 million for the year ended December 31, 1995. This decrease was due to a decline in net loans charged off to $1.1 million or 0.63% of average loans outstanding in 1996 from $3.1 million or 1.89% of average loans outstanding in 1995, as well as decreased provisions for loan and lease losses

----------------------------
Footnotes from previous page

(1) For purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

(2) Includes average balances of real estate owned other than Company and Bank premises during 1996 1995, and 1994 of $2.8 million, $3.3 million, and $4.9 million, respectively.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

that in Management's opinion reflected the improvement in the Southern California economy and in the real estate market. During 1996, the Company provided $400,000 to the provision for loan and lease losses to supplement its Title I HUD reserves. For the year ended December 31, 1995, the provision for loan and lease losses increased $171,000 or 5.5%, to $3.3 million from $3.1 million for the year ended December 31, 1994. This increase was due to an increase in net loans charged off to $3.1 million or 1.89% of average loans outstanding during 1995 from $2.6 million or 1.54% of average loans outstanding during 1994, as well as additional provisions that, in Management's opinion, were necessitated by the weakness in the Southern California economy and the downturn in the real estate market. As of December 31, 1996 and 1995 the allowance for loan and lease losses represented 1.73% and 1.80% of total loans, respectively. (See "Management's Discussion and Analysis or Plan of Operation -
- Financial Condition -- Allowance for Loan and Lease Losses.")


     OTHER INCOME


     For the year ended December 31, 1996, other income increased to $7.0 million from $6.6 million for 1995, an increase of $363,000 or 5.5%. This increase was due primarily to an increase of $749,000 or 24.3% in service charges on deposit accounts, essentially overdraft and non-sufficient fund fees, a result of revisions to the Bank's policy regarding overdrawn accounts. Servicing fees on sold loans also grew $250,000 to $747,000 in 1996 from $497,000 in 1995. A decrease in gains on loan sales of $815,000, partially offsetting the above increases, consisted of decreases related to the sales of SBA loans of $297,000 and Title I loans of $1.0 million, offset by an increase of $493,000 in gains on the sale of other equity loans. The decline in gains on the sale of SBA and Title I loans is due to Management's decision to sell fewer loans in an effort to boost the Company's level of earning assets during a period of low loan demand. During 1996, $8.3 million and $5.3 million of SBA and Title I loans, respectively, were sold as compared to $14.1 million and $32.5 million, respectively, in 1995. During 1996, the Company sold $15.0 million in other equity loans as compared to $595,000 in 1995.


     For the year ended December 31, 1995, other income decreased to $6.6 million from $6.9 million for 1994, a decrease of $261,000 or 3.8%. This decrease was due primarily to a decrease in the premiums on SBA loans sold of $802,000, offset by an increase in service charges on deposits of $495,000. The decline in premiums on the sale of SBA loans is due in part to lower premium levels experienced in 1995 as compared to 1994 as well as Management's decision to sell fewer loans during a period of low loan demand.


     OTHER EXPENSE


     Other expense increased $233,000 or 1.5% to $15.6 million in 1996 from $15.3 million in 1995. The largest increases were $591,000, $213,000 and $148,000 in salaries and employee benefits, branch losses, and expenses associated with the collection effort on loans and other potential losses, respectively. Regulatory assessments were decreased $389,000 primarily due to an improvement in the Bank's risk-based assessment category. Decreases of $178,000 and $103,000, respectively, were also experienced in expenses associated with the maintenance of other real estate owned and occupancy.


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

     INCOME TAXES


     For 1996, the Company's provision for federal and state income taxes was $2.1 million, reflecting an effective tax rate of 43.3% which was an increase from an effective rate of 26.8% for 1995. The increase over 1995 was due to a significant increase in pretax income for 1996, augmented by a decrease in the valuation provision for deferred tax assets in 1995. There was no change in 1996 to the valuation provision for deferred tax assets which represent future tax deductions. At December 31, 1996 and 1995, the Company's deferred tax assets totaled $1.3 million and $1.4 million, respectively, before the application of the valuation allowance. Management has analyzed the deferred tax assets and determined that a valuation allowance of $225,000 at December 31, 1996 and 1995, was appropriate.


     For 1995, the Company's provision for federal and state income taxes was $562,000, an effective rate of 26.8%, a decrease from an effective rate of 74.9% for 1994. This increase was due to a significant increase in pretax income, offset by a decrease in the amount of valuation provision for deferred tax assets. At December 31, 1995 and 1994 the Company's net deferred tax assets totaled $1.4 million and $1.3 million, respectively, before application of the valuation allowance which was $225,000 and $350,000, respectively.


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT


     The liquidity of a banking institution reflects its ability to provide funds to meet customer credit needs, to accommodate possible outflows in deposits, to provide funds for day-to-day operations, and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate risk requires continuous analysis in order to match the maturities of categories of loans and investments with the maturities of deposits and bank-related borrowings. A bank's liquidity is normally considered in terms of the nature and mix of its sources and uses of funds. Asset liquidity is provided by cash, certificates of deposit with other financial institutions, Federal funds sold, maturing investments, and loan maturities and repayments. Liquid assets (consisting of cash, Federal funds sold and investment securities) comprised 24.3% and 25.7% of the Company's total assets at December 31, 1996 and 1995, respectively. Liquidity management also includes the management of unfunded commitments to make loans and undisbursed
amounts under lines of credit.    At December 31, 1996 these commitments totaled
$29.7 million in commercial loans, $1.9 million in letters of credit, $3.6 million in real estate construction loans, and $9.8 million in installment and consumer loans. At December 31, 1995 these commitments totaled $24.6 million in commercial loans, $2.6 million in letters of credit, $6.0 million in real estate construction loans, and $9.1 million in installment and consumer loans. Average Federal funds sold were $7.6 million in 1996 and $7.7 million in 1995.


     The Bank also has several secondary sources of liquidity. Many of the Bank's real estate construction, mortgage, Title I, equity and SBA loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, the Bank has unsecured lines of credit in the amount of $3.0 million for the purchase of Federal funds with other financial institutions and may borrow funds from the Federal Home Loan Bank and at the Federal Reserve discount window subject to the Bank's ability to supply collateral. Average Federal funds purchased were $74,000 and $506,000 in 1996 and 1995, respectively.


     Asset/liability management also involves minimizing the impact of interest rate changes on the Company's earnings through the management of the amount, composition and repricing periods of rate-sensitive assets and rate-sensitive liabilities. Emphasis is placed on maintaining a rate-sensitivity position within the Company's policy guidelines to avoid wide swings in spreads and to minimize risk due to changes in interest rates. At December 31, 1996 and 1995, approximately 56.2% and 64.9%, respectively, of the Company's total loans and 51.9% and 61.7%, respectively, of the Company's total interest-earning assets were tied to the Company's base lending rate, national prime rate, or mature within one year. Nearly all (96.0% in 1996 and in 1995) of the Company's interest-bearing liabilities are immediately repriceable or mature in one year or less.


     The following table shows the amounts of real estate construction loans, and commercial, financial and agricultural loans outstanding as of December 31, 1996, which, based on remaining scheduled repayments of principal, were due within one year, after one but within five years, and in more than five years:

                                                                          MATURING
                                                   ----------------------------------------------------
                                                                 AFTER ONE
                                                    WITHIN       BUT WITHIN      MORE THAN
                                                   ONE YEAR      FIVE YEARS     FIVE YEARS        TOTAL
                                                   --------      ----------     ----------        -----
                                                                    (DOLLARS IN THOUSANDS)
Real estate construction loans . . . . . . .         $ 3,008        $   165        $   308        $ 3,481
Commercial, financial and
  agricultural loans . . . . . . . . . . . .          25,654         23,555         32,483         81,692
                                                     -------        -------        -------        -------
     Total . . . . . . . . . . . . . . . . .         $28,662        $23,720        $32,791        $85,173
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------


     The following table sets forth the sensitivity of the amounts due after one year to changes in interest rates.

                                                                  MATURING
                                                  --------------------------------------
                                                  AFTER ONE
                                                  BUT WITHIN      MORE THAN
                                                  FIVE YEARS     FIVE YEARS        TOTAL
                                                  ----------     ----------        -----
                                                           (DOLLARS IN THOUSANDS)
Loans:
   With fixed rate interest. . . . . . . . . . . .   $11,239        $ 3,199        $14,438
   With floating rate interest . . . . . . . . . .    12,481         29,592         42,073
                                                     -------        -------        -------
      Total. . . . . . . . . . . . . . . . . . . .   $23,720        $32,791        $56,511
                                                     -------        -------        -------
                                                     -------        -------        -------


     In order to match the rate-sensitivity of its assets, the Company's policy is to offer a significant number of variable rate deposit products and limit the level of large dollar time deposits with maturities greater than one year.


     The table on the following page sets forth the rate-sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1996, the interest rate-sensitivity gap (interest rate-sensitive assets less interest rate-sensitive liabilities), cumulative interest rate-sensitivity gap, the Company's interest rate-sensitivity gap ratio (interest rate-sensitive assets divided by interest rate-sensitive liabilities) and the Company's cumulative interest rate-sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms.

                                                  AFTER THREE    AFTER SIX      AFTER ONE
                                      WITHIN      MONTHS BUT     MONTHS BUT      YEAR BUT         AFTER
                                      THREE       WITHIN SIX     WITHIN ONE       WITHIN          FIVE
                                      MONTHS        MONTHS          YEAR        FIVE YEARS        YEARS         TOTAL
                                     --------      -----------    ----------     ----------       -------       --------
                                                                    (DOLLARS IN THOUSANDS)
INTEREST-EARNINGS ASSETS:
  Loans  . . . . . . . . . .        $ 57,820       $ 34,165       $  9,459        $58,932        $20,034       $180,410
  Investment securities. . .           6,616            669          1,799         18,146          7,231         34,461
  Federal funds sold . . . .           2,200            --             --              --             --          2,200
  Interest-bearing deposits.             --             --             --              --             --           --
                                     --------       --------       --------       -------        -------       --------
    Total. . . . . . . . . .          66,636         34,834         11,258         77,078         27,265        217,071

INTEREST-BEARING LIABILITIES:
  Interest-bearing demand
    deposits . . . . . . . .          35,631            --             --              --             --         35,631
  Savings deposits . . . . .          72,237            --             --              --             --         72,237
  Time deposits. . . . . . .          19,268          7,615          8,110          2,491             55         37,539
  Borrowed funds . . . . . .           2,419             44             90          1,373          1,963          5,889
                                     --------       --------       --------       -------        -------       --------
    Total. . . . . . . . . .         129,555          7,659          8,200          3,864          2,018        151,296


Interest rate-sensitivity gap        (62,919)        27,175          3,058         73,214         25,247       $ 65,775
Cumulative interest rate
  sensitivity gap. . . . . .        $(62,919)      $(35,744)      $(32,686)       $40,528        $65,775
Interest rate-sensitivity
  gap ratio. . . . . . . . .            .51x          4.55x          1.37x         19.95x         13.51x          1.43x
Cumulative interest rate
  sensitivity gap ratio. . .            .51x           .74x           .78x          1.27x          1.43x


    As of December 31, 1996, the Company was liability-sensitive within one year and asset-sensitive beyond one year. Liability sensitive means that rate-sensitive liabilities exceed rate-sensitive assets. This position will generally result in enhanced earnings in a falling interest rate environment and declining earnings in a rising interest rate environment. Asset sensitive means that rate-sensitive assets exceed rate-sensitive liabilities. This position will generally result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because a larger volume of assets than liabilities will reprice. However, the foregoing table does not necessarily indicate the impact of general interest rate movements on the Company's net interest yield, because the repricing of various categories of assets and liabilities is discretionary and is subject to competition and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may in fact price at different times and at different rate levels. Management attempts to mitigate the impact of changing interest rates in several ways, one of which is to manage its interest rate-sensitivity gap. The use of a base lending rate by the Company for the majority of its floating rate loans also allows the Company more flexibility than the use of a national prime rate in matching changes to the yield on floating rate loans to changes in its funding costs. In addition to managing its assets/liability position, the Company has taken steps to mitigate the impact of changing interest rates by generating noninterest income through service charges, offering products which are not interest rate-sensitive, such as escrow services and insurance products, and through the sale and servicing of loans.


EFFECTS OF INFLATION


    The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate with inflation. This is especially true for banks with a high percentage of rate-sensitive interest-earning assets and interest-bearing liabilities. A bank can further reduce the impact of inflation if it can manage its rate-sensitivity gap ( the difference between variable rate assets and variable rate liabilities). The Company attempts to structure its assets and liabilities and manage its gap accordingly, thus seeking to minimize the potential effects of inflation. (See "Management's Discussion and Analysis or Plan of Operations -- Liquidity and Asset/Liability Management").


ITEM 7.  FINANCIAL STATEMENTS.


    North County Bancorp's financial statements begin on page 57 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


    Not applicable.

                                       PART III


ITEMS 9, 10, 11 AND 12.


    The information required by these items is contained in the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders which the Company intends to file with the Commission within 120 days after the close of the Company's 1996 fiscal year in accordance with the Commission's Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

                                       PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

    (1)  FINANCIAL STATEMENTS

         The following consolidated financial statements and report of independent accountants of North County Bancorp are included in this report commencing on page 57

         Report of Independent Accountants

         Consolidated Balance Sheet  - December 31, 1996 and 1995

         Consolidated Statement of Income  - Years ended December 31, 1996 and
         1995

         Consolidated Statement of Stockholders' Equity - Years ended December 31, 1996 and 1995

         Consolidated Statement of Cash Flows - Years ended December 31, 1996 and 1995

         Notes to Consolidated Financial Statements


    (2)  FINANCIAL STATEMENT SCHEDULES


         Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in North County Bancorp's consolidated financial statements or related notes.


    (3)  EXHIBITS


         Exhibits required to be filed hereunder are indexed on sequentially numbered pages 53 through 56 hereof.


(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1996

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  March 19, 1997            NORTH COUNTY BANCORP,
                                  a California corporation


                                  By:  /s/ Michael J. Gilligan
                                     --------------------------------
                                       Michael J. Gilligan
                                       Vice President and Chief
                                       Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                       Date
---------                                -----                       ----

 /s/ Alan P. Chamberlain             Director                   March 19, 1997
----------------------------
Alan P. Chamberlain

 /s/ G. Bruce Dunn                   Director                   March 19, 1997
----------------------------
G. Bruce Dunn

 /s/ Michael J. Gilligan             Vice President and Chief   March 19, 1997
----------------------------           Financial Officer
Michael J. Gilligan


/s/ Ronald K. Goode                  Director                   March 19, 1997
----------------------------
Ronald K. Goode


 /s/ James M. Gregg                  Chairman of the Board and  March 19, 1997
----------------------------           Chief Executive Officer
James M. Gregg


 /s/ Rodney D. Jones                 President and Director     March 19, 1997
----------------------------
Rodney D. Jones


 /s/ Jack Port                       Director                   March 19, 1997
----------------------------
Jack Port

/s/ Clarence R. Smith                Director                   March 19, 1997
----------------------------
Clarence R. Smith

/s/ Raymond V. Stone                 Director                   March 19, 1997
----------------------------
Raymond V. Stone

/s/ Burnet F. Wohlford               Director                   March 19, 1997
----------------------------
Burnet F. Wohlford

                                  INDEX TO EXHIBITS

EXHIBIT TABLE                                                    PAGE NUMBER IN
REFERENCE                                                        SEQUENTIAL
NUMBER                                                           NUMBERING
-------------                            ITEM                    SYSTEM
                                         ----                    --------------

3.1 Articles of Incorporation of North County Bancorp filed October 5, 1981 as amended by Certificate of Amendment of Articles of Incorporation filed July 28, 1988.(3)

3.2              Amended and Restated Bylaws of North County
                 Bancorp as adopted February 21, 1990.(3)

4.1              Specimen of Common Stock Certificate.(3)

4.2 Form of Indenture between North County Bancorp and Security Pacific National Bank, as Trustee, for up to $3,593,000 aggregate principal amount of 9 1/4% convertible subordinated debentures due May 15, 2002.(4)

4.3              Specimen of Debenture Certificate. (4)

10.1 Lease dated April 23, 1975 by and between Fifth Avenue Financial Group, a general partnership, and North County Bank, including an Amendment to Lease, effective May 1, 1980, and Assignment of Lease, effective August 1, 1985, for a portion of the office space at the Fifth Avenue Financial Center in Escondido, California.(3)

10.2             Sublease dated September 28, 1989, between
                 FarWest Savings and Loan Association and
                 North County Bancorp, including First
                 Amendment to Sublease, dated October 19,
                 1989, for a portion of the office space at the Fifth Avenue Financial Center in
                 Escondido, California.(3)

10.3             Lease Agreement dated November 1, 1989,
                 between Ontario Associates, a general
                 partnership, and North County Bancorp, for a portion of the office space at the Fifth
                 Avenue Financial Center in Escondido,
                 California.(3)

10.4 Lease Agreement dated March 1, 1990, between Ontario Associates, a general partnership, and North County Bancorp, for a portion of the office space at the Fifth Avenue Financial Center in Escondido, California.
                 (4)





--------------------
Footnotes on page 56

EXHIBIT TABLE                                                    PAGE NUMBER IN
REFERENCE                                                        SEQUENTIAL
NUMBER                                                           NUMBERING
-------------                            ITEM                    SYSTEM
                                         ----                    --------------

10.5             Lease Agreement dated November 1, 1986,
                 between Ontario Associates, a general
                 partnership, and North County Bancorp,
                 relating to a portion of the office space at the Fifth Avenue Financial Center in
                 Escondido, California.(3)

10.6             Assignment of Lease dated July 1, 1989,
                 between First National Bank and North County
                 Bancorp, for the premises located at 8085
                 Clairemont Mesa Boulevard, San Diego,
                 California.(3)

10.7             North County Bancorp Incentive Stock Option
                 Plan and Form of Stock Option Agreement.(1)

10.8             North County Bank Employee Stock Ownership
                 Plan Restated as of January 1, 1989.(3)

10.9 Employment Contract between James M. Gregg and North County Bank, dated April 14,
                 1983.(3)

10.10            Deferred Compensation and Stock Purchase
                 Agreement between James M. Gregg and North
                 County Bank, dated February 1, 1986.(3)

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

10.13 Adoption agreement between North County Bank and The Prudential Bank dated August 29, 1991 for the North County Bancorp and Subsidiaries
                 401(k) Plan.( 5)




--------------------
Footnotes on page 56

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

10.17 Lease Agreement dated January 4, 1994 between the County of Riverside and North County Bank for a portion of the premises located at 1735 West Ramsey Street, Banning, California. (7)

10.18            Deferred Compensation and Stock Purchase
                 Agreement between Rodney D. Jones and North
                 County Bank, dated December 31, 1996.

22               Subsidiaries of North County Bancorp

24               Consent of Price Waterhouse

---------------------------
Footnotes on following page

-----------------------------
Footnotes from following page

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

                          REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of North County Bancorp



In our opinion, the accompanying consolidated balance sheets and and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of North County Bancorp and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
San Diego, California
February 19, 1997



                    See accomanying notes to financial statements.

                                 NORTH COUNTY BANCORP
                              CONSOLIDATED BALANCE SHEET


                                                                    December 31,
                                                          -------------------------------
                                                              1996               1995
                                                          ------------       ------------
ASSETS

Cash and cash equivalents:
  Cash and due from banks                                 $ 25,936,000        $ 24,233,000
  Federal funds sold                                         2,200,000          10,500,000
                                                          ------------        ------------
                                                            28,136,000          34,733,000
Investment securities:
  Available for sale                                        23,117,000          18,250,000
  Held to maturity                                          11,344,000           7,922,000

Loans                                                      180,410,000         161,950,000
  Less: Allowance for loan and lease losses                  3,129,000           2,916,000
                                                          ------------        ------------
                                                           177,281,000         159,034,000

Other real estate owned                                      2,756,000           2,402,000
Premises and equipment, net                                  8,710,000           9,526,000
Accrued interest receivable and other assets                 5,962,000           5,167,000
                                                          ------------        ------------
                                                          $257,306,000        $237,034,000
                                                          ------------        ------------
                                                          ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                     $ 83,937,000        $ 70,728,000
  Interest-bearing                                         145,407,000         143,108,000
                                                          ------------        ------------
                                                           229,344,000         213,836,000

Accrued expenses and other liabilities                       1,901,000           1,788,000
U. S. Treasury demand note                                   2,376,000             543,000
Notes payable                                                1,550,000           1,500,000
Capital lease obligation                                       429,000             462,000
Convertible subordinated debentures                          1,534,000           1,678,000
                                                          ------------        ------------
   Total liabilities                                       237,134,000         219,807,000
                                                          ------------        ------------
Stockholders' equity:
  Common stock, no par value; authorized
   5,000,000 shares; outstanding shares 2,003,193
   in 1996 and 1,789,779 in 1995                            11,758,000           9,156,000
  Retained earnings                                          8,500,000           8,164,000
  Unrealized loss on available for sale securities             (86,000)            (93,000)
                                                          ------------        ------------
   Total stockholders' equity                               20,172,000          17,227,000
                                                          ------------        ------------

Commitments and contingencies (Notes 8 and 16)            ------------        ------------
                                                          $257,306,000        $237,034,000
                                                          ------------        ------------
                                                          ------------        ------------

            See accompanying notes to consolidated financial statements.

                               NORTH COUNTY BANCORP
                         CONSOLIDATED STATEMENT OF INCOME

                                                                    December 31,
                                                          -------------------------------
                                                              1996               1995
                                                          ------------       ------------

Interest income:
  Interest and fees on loans                               $17,764,000         $17,527,000
  Investment securities:
    Taxable                                                  1,510,000           1,115,000
    Exempt from Federal income taxes                            98,000              33,000
    Dividends                                                   83,000             179,000
  Federal funds sold                                           385,000             429,000
  Deposits with other financial institutions                    ---                  3,000
                                                           -----------         -----------

    Total interest income                                   19,840,000          19,286,000
                                                           -----------         -----------

Interest expense:
  Deposits                                                   4,695,000           4,736,000
  Federal funds purchased                                        4,000              33,000
  U. S. Treasury demand note                                    68,000              51,000
  Other borrowings                                             345,000             344,000
                                                           -----------         -----------
    Total interest expense                                   5,112,000           5,164,000
                                                           -----------         -----------
    Net interest income                                     14,728,000          14,122,000

Provision for loan and lease losses                          1,300,000           3,306,000
                                                           -----------         -----------
Net interest income after
  provision for loan and lease losses                       13,428,000          10,816,000

Other income                                                 6,975,000           6,612,000

Other expense                                               15,567,000          15,334,000
                                                           -----------         -----------
Income before income taxes                                   4,836,000           2,094,000
Provision for income taxes                                   2,092,000             562,000
                                                           -----------         -----------
Net income                                                 $ 2,744,000         $ 1,532,000
                                                           -----------         -----------
                                                           -----------         -----------
Earnings per share:
  Primary                                                  $      1.36         $       .85
                                                           -----------         -----------
                                                           -----------         -----------
  Fully diluted                                            $      1.26         $       .80
                                                           -----------         -----------
                                                           -----------         -----------
Pro forma earnings per share:
  (Notes 1and 17)
  Primary                                                  $      0.68         $      0.42
                                                           -----------         -----------
                                                           -----------         -----------
  Fully diluted                                            $      0.63         $      0.40
                                                           -----------         -----------
                                                           -----------         -----------




            See accompanying notes to consolidated financial statements.

                               NORTH COUNTY BANCORP
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                          Common Stock
                                                    -------------------------                   Unrealized Loss       Total
                                                      Shares        Amount    Retained Earnings  on Securities  Stockholders' Equity
                                                    ----------   ------------ ----------------- --------------- --------------------
Balance at December 31, 1994                       1,549,709    $ 7,380,000      $ 6,632,000      $(256,000)       $13,756,000

Exercise of stock options                             11,876         87,000                                             87,000

Sale of common stock                                 228,194      1,689,000                                          1,689,000

Decrease in unrealized loss on available
  for sale securities                                                                               163,000            163,000

Net income                                                                         1,532,000                         1,532,000
                                                   ---------    -----------      -----------      ---------        -----------

Balance at December 31, 1995                       1,789,779      9,156,000        8,164,000        (93,000)        17,227,000

Five percent stock dividend including cash for
 fractional shares declared February 21, 1996,
 payable on March 29, 1996, to stockholders
 as of March 1, 1996                                  89,288        759,000         (761,000)                           (2,000)

Five percent stock dividend including cash for
 fractional shares declared January 23, 1997,
 payable on February 28, 1997, to stockholders
 of record as of January 31, 1997                     95,140      1,642,000       (1,647,000)                           (5,000)

Exercise of stock options                             10,628         68,000                                             68,000

Conversion of debentures                              18,358        133,000                                            133,000

Decrease in unrealized loss on available
 for sale securities                                                                                  7,000              7,000

Net income                                                                         2,744,000                         2,744,000
                                                   ---------    -----------      -----------      ---------        -----------

Balance at December 31, 1996                       2,003,193    $11,758,000      $ 8,500,000      $ (86,000)       $20,172,000
                                                   ---------    -----------      -----------      ---------        -----------
                                                   ---------    -----------      -----------      ---------        -----------


            See accompanying notes to consolidated financial statements.

                               NORTH COUNTY BANCORP
                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    December 31,
                                                          -------------------------------
                                                              1996               1995
                                                          ------------       ------------

Cash flows from operating activities:
  Net income                                              $  2,744,000        $  1,532,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization of:
        Premises and equipment                               1,348,000           1,471,000
        Deferred loan fees and costs, net                     (418,000)           (495,000)
        Investment premiums and discounts, net                 103,000              50,000
        Loan servicing rights                                  214,000             320,000
        Other                                                   50,000              50,000
      Provision for loan and lease losses                    1,300,000           3,306,000
      (Increase) decrease in interest receivable              (204,000)            173,000
      (Decrease) increase in taxes payable                     (41,000)            136,000
      Increase in accrued expenses                             361,000             251,000
      (Decrease) increase in interest payable                 (114,000)            192,000
      Decrease in loan sales receivable                         ---              1,282,000
      Other, net                                            (1,012,000)            754,000
                                                          ------------        ------------
        Net cash provided by operating activities            4,331,000           9,022,000
                                                          ------------        ------------

Cash flows from investing activities:
  Proceeds from maturities of investment securities         11,070,000          12,103,000
  Proceeds from sale of available for sale securities        2,535,000           5,150,000
  Purchases of investment securities                       (22,020,000)        (16,325,000)
  Net  (increase) decrease in loans                        (22,217,000)          1,129,000
  Purchase of premises and equipment                          (532,000)           (612,000)
  Proceeds from sale of other real estate owned              2,826,000           3,292,000
                                                          ------------        ------------
     Net cash (used in) provided by investing activities   (28,338,000)          4,737,000
                                                          ------------        ------------

Cash flows from financing activities:
  Cash payments on capital lease obligations                   (32,000)            (29,000)
  Net increase (decrease) in deposits                       15,508,000         (12,266,000)
  Net increase (decrease) in U.S. Treasury demand note       1,833,000          (1,560,000)
  Net decrease in other borrowings                             (94,000)             ---
  Cash proceeds from sale of common stock                      195,000           1,776,000
                                                          ------------        ------------
     Net cash provided by (used in) financing activities    17,410,000         (12,079,000)
                                                          ------------        ------------

Net (decrease) increase in cash and cash equivalents        (6,597,000)          1,680,000
Cash and cash equivalents at beginning of year              34,733,000          33,053,000
                                                          ------------        ------------
Cash and cash equivalents at end of year                  $ 28,136,000        $ 34,733,000
                                                          ------------        ------------
                                                          ------------        ------------
Supplemental disclosure of cash flow information:
   Total interest paid                                    $  5,226,000        $  4,972,000
   Total income taxes paid                                $  2,374,000        $    793,000
   Real estate acquired through foreclosure               $  3,088,000        $  2,668,000


            See accompanying notes to consolidated financial statements.

                                 NORTH COUNTY BANCORP

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION The consolidated financial statements include the accounts of North County Bancorp (the Company) and its wholly owned subsidiary,
North County Bank (the Bank).   All significant intercompany accounts and
transactions have been eliminated.   The preparation of financial statements in
accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

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

The Company also sells home equity loans and Federal Home Administration Title I loans to secondary market investors. Gains or losses on the sale of these loans are recognized upon sale as the difference between the net sales price and the carrying value at the time of sale. Deferred origination fees and expenses are recognized at the time of sale.

     ALLOWANCE FOR LOAN AND LEASE LOSSES The Company provides an allowance for loan and lease losses by a charge to current operations based on Management's evaluation of the risks in the loan portfolio, prospective economic conditions, past loss experience, and other pertinent factors which form a basis for determining the adequacy of the allowance for loan and lease losses.

     OTHER REAL ESTATE OWNED Real estate acquired in satisfaction of loans is reported as other real estate owned. Other real estate owned is recorded at the lower of the loan balance at the date of acquisition, the present value of expected future cash flows or the fair value less expected selling costs. Subsequent operating expenses or income, reductions in estimated value, and gains or losses upon sale are charged to current operations.

    PREMISES AND EQUIPMENT Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined by use of the straight-line method over the estimated useful lives of the assets, primarily 3 to 45 years. Maintenance and repair costs are expensed as they are incurred, while renewals and betterments are capitalized.

    INCOME TAXES The Company files consolidated Federal and combined California state income tax returns. The Company provides for income taxes under the liability method. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. A valuation allowance may be established to reflect the likelihood of realization of deferred tax assets. The effect of tax rate changes are reflected in income in the period in which such changes are enacted.

    EARNINGS PER SHARE Earnings per share is based upon the weighted average number of common stock and common stock equivalents (stock options) outstanding. The weighted average number of shares used for primary earnings per share was 2,014,909 and 1,804,765 in 1996 and 1995, respectively. Such shares have been adjusted retroactively for stock dividends. The calculation of fully diluted earnings per share assumes the issuance of 224,933 shares of common stock upon conversion of the Company's convertible subordinated debentures. The weighted average number of shares used for fully diluted earnings per share was 2,255,925 and 2,040,421 in 1996 and 1995, respectively.

Pro forma earnings per share reflects the effect of a two for one stock split declared February 19, 1997. (See Note 17 - Subsequent Events.) The weighted average number of shares used for primary earnings per share was 4,029,818 and 3,609,530 in 1996 and 1995, respectively. The calculation of fully diluted earnings per share assumes the issuance of 449,866 shares of common stock upon conversion of the Company's convertible subordinated debentures. The weighted average number of shares used for fully diluted earnings per share was 4,511,850 and 4,080,842 in 1996 and 1995, respectively.

NOTE 2 - REGULATORY CAPITAL:

The Federal Reserve Bank (the FRB) and the Federal Deposit Insurance Corporation
(FDIC) have adopted substantially similar capital adequacy guidelines to which the Company and the Bank, respectively, are subject. Those guidelines divide a financial institution's capital into two tiers. The first tier (Tier 1) includes common stockholders' equity, certain non-cumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. Supplementary (Tier 2) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action as administered by the FDIC, the Bank must meet specific capital requirements that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Based upon this framework, a bank's capitalization is defined as well capitalized, adequately capitalized, undercapitalized, significantly

                                 NORTH COUNTY BANCORP
undercapitalized or critically undercapitalized. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors. The FRB, as the regulatory body of the Company, has issued minimum capital ratio requirements for all bank holding companies under the its Capital Adequacy Guidelines.

Quantitative measures established by regulation require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 and total capital to risk-weighted assets and of Tier 1 capital to average assets as set forth in the table below. The Company and the Bank meet all minimum capital adequacy requirements to which they are subject at December 31, 1996.

At December 31, 1996, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's and the Bank's actual capital amounts and ratios as of December 31, 1996 are also presented in the table.


                                                                Well Capitalized
                                       Actual                      Requirement                Minimum Required
                             --------------------------    --------------------------    --------------------------
                                Amount           Ratio       Amount             Ratio      Amount            Ratio
                             ------------        -----     ----------           -----    -----------         -----
North County Bancorp:
 Risk-based capital
   Tier 1                   $19,907,000          9.94%         ---               ---    $ 8,011,000          4.00%
   Total                     23,953,000         11.96%         ---               ---     16,023,000          8.00%
 Tier 1 leverage capital     19,907,000          7.70%         ---               ---     10,340,000          4.00%

North County Bank:
 Risk-based capital
    Tier 1                   22,528,000         11.28%    $11,987,000          6.00%      7,992,000          4.00%
    Total                    25,034,000         12.53%     19,979,000         10.00%     15,983,000          8.00%
 Tier 1 leverage capital     22,528,000          8.74%     12,893,000          5.00%     10,314,000          4.00%


As a result of the December 1995 FDIC examination of the Bank, the Order to Cease and Desist which was entered into in May of 1995 between the FDIC and the Bank was terminated in May of 1996.

                                 NORTH COUNTY BANCORP

NOTE 3 - INVESTMENT SECURITIES:

The amortized cost and market value of investment securities as of December 31, 1996 and 1995 are as follows:

Available for sale at December 31, 1996:

                                                    Gross         Gross
                                  Amortized      Unrealized     Unrealized       Market
                                    Cost            Gains         Losses         Value
                                  -----------     -----------    ----------    -----------
U. S. Government and
  Federal agencies               $ 9,539,000        $10,000      $ (26,000)   $ 9,523,000
States and municipalities          2,134,000          8,000            ---      2,142,000
Mortgage-backed                    7,387,000         28,000        (53,000)     7,362,000
Equity securities                  4,213,000             --       (123,000)     4,090,000
                                 -----------        -------      ---------    -----------
                                 $23,273,000        $46,000      $(202,000)   $23,117,000
                                 -----------        -------      ---------    -----------
                                 -----------        -------      ---------    -----------

Held to maturity at December 31, 1996:
                                                    Gross         Gross
                                  Amortized      Unrealized     Unrealized       Market
                                    Cost            Gains         Losses         Value
                                  -----------     -----------    ----------    -----------
U. S. Government and
  Federal agencies               $ 6,421,000        $17,000       $(29,000)   $ 6,409,000
States and municipalities          1,751,000         10,000         (6,000)     1,755,000
Mortgage-backed                    3,172,000          9,000        (13,000)     3,168,000
                                 -----------        -------       --------    -----------
                                 $11,344,000        $36,000       $(48,000)   $11,332,000
                                 -----------        -------       --------    -----------
                                 -----------        -------       --------    -----------

Available for sale at December 31, 1995:
                                                    Gross         Gross
                                  Amortized      Unrealized     Unrealized       Market
                                    Cost            Gains         Losses         Value
                                  -----------     -----------    ----------    -----------
U. S. Government and
  Federal agencies               $10,547,000        $20,000      $ (42,000)   $10,525,000
States and municipalities          1,596,000          4,000         (1,000)     1,599,000
Mortgage-backed                    3,000,000         15,000         (1,000)     3,014,000
Equity securities                  3,274,000             --       (162,000)     3,112,000
                                 -----------        -------      ---------    -----------
                                 $18,417,000        $39,000      $(206,000)   $18,250,000
                                 -----------        -------      ---------    -----------
                                 -----------        -------      ---------    -----------

Held to maturity at December 31, 1995:
                                                    Gross         Gross
                                  Amortized      Unrealized     Unrealized       Market
                                    Cost            Gains         Losses         Value
                                  -----------     -----------    ----------    -----------
U. S. Government and
  Federal agencies                $6,677,000        $48,000       $(40,000)    $6,685,000
States and municipalities            907,000         22,000            --         929,000
Mortgage-backed                      338,000             --            --         338,000
                                  ----------        -------       --------     ----------
                                  $7,922,000        $70,000       $(40,000)    $7,952,000
                                  ----------        -------       --------     ----------
                                  ----------        -------       --------     ----------


Investment securities with a carrying value of $12,466,000 and $6,501,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits as well as for other purposes required by law. Sales of available for sale securities during 1996 resulted in gross gains and losses of $2,000 and $26,000, respectively, and resulted in net taxes of $9,000. Sales of available for sale securities during 1995 resulted in gross gains and losses of $18,000 and $36,000, respectively, and resulted in net taxes of $8,000.

                                 NORTH COUNTY BANCORP

The following tables summarize the maturity distribution of debt securities based on final maturity at December 31, 1996 and 1995:


                                      Available for Sale             Held to Maturity
                                  --------------------------    --------------------------
December 31, 1996:                Amortized      Estimated      Amortized     Estimated
                                     Cost      Market Value        Cost      Market Value
                                  -----------   ------------    -----------   ------------
Within one year                  $ 1,591,000     $1,595,000    $ 2,177,000    $ 2,184,000
After one but within five years    9,678,000      9,673,000      5,918,000      5,904,000
After five but within ten years      404,000        397,000         77,000         77,000
After ten years                          ---            ---            ---         ---
Mortgage-backed securities         7,387,000      7,362,000      3,172,000      3,167,000
                                 -----------    -----------    -----------    -----------
                                 $19,060,000    $19,027,000    $11,344,000    $11,332,000
                                 -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------
                                      Available for Sale             Held to Maturity
                                  --------------------------    --------------------------
December 31, 1996:                Amortized      Estimated      Amortized     Estimated
                                     Cost      Market Value        Cost      Market Value
                                  -----------   ------------    -----------   ------------
Within one year                  $ 2,077,000    $ 2,074,000     $1,250,000     $1,253,000
After one but within five years    8,845,000      8,825,000      6,258,000      6,284,000
After five but within ten years      103,000        105,000         76,000         77,000
After ten years                    1,118,000      1,120,000           ---          ---
Mortgage-backed  securities        3,000,000      3,014,000        338,000        338,000
                                 -----------    -----------     ----------     ----------
                                 $15,143,000    $15,138,000     $7,922,000     $7,952,000
                                 -----------    -----------     ----------     ----------
                                 -----------    -----------     ----------     ----------


NOTE 4 - LOANS:

Loans at December 31 are summarized as follows:


                                                    1996                          1995
                                                ------------                  ------------
Commercial, financial and agricultural         $ 81,692,000                  $ 74,755,000
Installment and consumer                         53,815,000                    46,748,000
Real estate mortgage                             38,352,000                    26,870,000
Real estate construction                          3,481,000                     9,212,000
Lease financing receivables                       2,329,000                     3,586,000
Other                                               741,000                       779,000
                                               ------------                  ------------
                                               $180,410,000                  $161,950,000
                                               ------------                  ------------
                                               ------------                  ------------

A summary of the changes in the allowance for loan and lease losses is as follows:

                                                    1996                          1995
                                                 -----------                   -----------
Balance at beginning of year                    $ 2,916,000                   $ 2,739,000
Provision charged to operating expense            1,300,000                     3,306,000
Recoveries on loans previously charged off          333,000                       115,000
Loans charged off                                (1,420,000)                   (3,244,000)
                                                -----------                   -----------
Balance at end of year                          $ 3,129,000                   $ 2,916,000
                                                -----------                   -----------
                                                -----------                   -----------


At December 31, 1996 and 1995, loans on a nonaccrual basis were $3,541,000 and $5,290,000, respectively. Interest income collected relating to nonaccrual loans was $84,000 and $208,000 for the years ended December 31, 1996 and

                                 NORTH COUNTY BANCORP

1995. Additional interest income of $327,000 and $489,000 would have been recorded during 1996 and 1995, respectively, if the loans had been paid in accordance with their original terms.

Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms.

The Company's recorded investment in impaired loans at December 31, 1996 and 1995, was $2,271,000 and $4,160,000, respectively. Reserves for loan losses of $342,000 and $423,000 were established for impaired loans at December 31, 1996 and 1995, respectively. The average recorded investments in impaired loans during 1996 and 1995 were $3,602,000 and $4,387,000, respectively. Interest income on impaired loans of $49,000 and $173,000 was recognized for cash payments received in 1996 and 1995. The Company is not committed to lend additional funds to debtors whose loans have been modified.

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

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower. Since certain of the commitments are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis.

The Company's off-balance sheet credit risk for undisbursed loan commitments and letters of credit at December 31, was as follows:

                                               1996                    1995
                                            -----------             -----------

Commercial loans                           $29,677,000             $24,596,000
Installment and consumer loans               9,832,000               9,085,000
Real estate construction loans               3,641,000               6,036,000
Letters of credit                            1,944,000               2,600,000
                                            -----------             -----------
                                           $45,094,000             $42,317,000
                                            -----------             -----------
                                            -----------             -----------

Most of the Company's business activity is with customers located within San Diego and Riverside counties of Southern California. Accordingly, the Company's financial performance may be significantly impacted by the economic conditions of the area.

                              NORTH COUNTY BANCORP
                              --------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------

NOTE 5 - PREMISES AND EQUIPMENT:

Premises and equipment at December 31 are as follows:

                                                         1996           1995
                                                     -----------    -----------

Land                                                 $ 2,068,000    $ 2,068,000
Building and improvements                              7,407,000      7,389,000
Furniture, fixtures and equipment                      8,097,000      7,737,000
                                                     -----------    -----------
                                                      17,572,000     17,194,000
Less: Accumulated depreciation and amortization        8,862,000      7,668,000
                                                     -----------    -----------
                                                     $ 8,710,000    $ 9,526,000
                                                     -----------    -----------
                                                     -----------    -----------

Building and improvements include a capitalized lease on the main branch premises of $580,000, less accumulated amortization of $401,000, as of December 31, 1996 (see Note 8). Amortization on this capital lease was $20,000 in both 1996 and 1995.


NOTE 6 - DEPOSITS:

Deposits at December 31 are summarized as follows:

                                                        1996           1995
                                                    ------------   ------------

     Noninterest-bearing demand                     $ 83,937,000   $ 70,728,000
     Interest-bearing demand                          35,631,000     35,119,000
     Savings                                          72,237,000     74,216,000
     Time deposits of $100,000 or more                 9,227,000      7,022,000
     Time deposits of less than $100,000              28,312,000     26,751,000
                                                    ------------   ------------
                                                    $229,344,000   $213,836,000
                                                    ------------   ------------
                                                    ------------   ------------

The following table summarizes the maturity distribution of time deposits of $100,000 or more at December 31:

                                                         1996           1995
                                                      ----------     ----------

Three months or less                                  $5,076,000     $4,919,000
Over three months through six months                   1,978,000        658,000
Over six months through one year                       1,973,000      1,445,000
Over one year through three years                        200,000         ---
                                                      ----------     ----------
                                                      $9,227,000     $7,022,000
                                                      ----------     ----------
                                                      ----------     ----------

NOTE 7 - NOTES PAYABLE AND CONVERTIBLE SUBORDINATED DEBENTURES:

Notes payable at December 31, 1996, included $1,232,000 and $318,000 outstanding under two term notes with a current and a former director of the Company. Both notes are unsecured and carry a fixed interest rate of 8.00%. Terms on the $1,232,000 note call for interest to be compounded quarterly commencing April 1, 1996, with final payment on

                              NORTH COUNTY BANCORP
                              --------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------

January 1, 1999 for principal and interest in full. Terms for the $318,000 note call for principal and interest payments beginning October 1, 1995 until paid in full on July 1, 1998.

In May 1990, the Company issued $1,678,000 in 9 1/4% convertible subordinated debentures (the "Debentures") which mature on May 15, 2002 of which $1,534,000 are outstanding at December 31, 1996. Interest is payable semiannually on May 15 and November 15. The debentures are convertible at the option of the holder into Common Stock of the Company at a conversion price of $7.47 per share, subject to adjustment for stock splits, stock dividends or certain other events. During 1996, debentures that totaled $144,000 were converted at the option of the holders. The debentures are redeemable in whole or in part at the option of the Company at declining redemption prices that range from 103.25% at December 31, 1996 to par on or after May 15, 1999. Underwriting discounts and expenses totaling $259,000 associated with the issuance were capitalized and are being amortized over the life of the debentures. The debentures are subordinated to deposits and other liabilities incurred by the Company in the normal course of business. Under current regulatory capital guidelines the debentures are included as part of regulatory capital. The debentures qualify as Tier 2 capital under risk-based capital guidelines.


NOTE 8 - LEASE OBLIGATIONS:

The Company leases the main office premises under a long-term capital lease agreement which will expire in 2006 and other office space under various operating leases. The future minimum lease payments for all lease obligations consisted of the following at December 31, 1996:

                                                        Capital       Operating
                                                         Lease          Leases
                                                     -----------     ----------

    1997                                             $   214,000      $ 318,000
    1998                                                 214,000        315,000
    1999                                                 214,000        321,000
    2000                                                 214,000        327,000
    2001                                                 214,000        333,000
    Thereafter                                           913,000      1,101,000
                                                     -----------     ----------
    Total minimum lease payments                       1,983,000     $2,715,000
                                                                     ----------
                                                                     ----------

    Amounts representing interest                      (457,000)
    Cost escalation                                  (1,097,000)
                                                     -----------

    Present value of net minimum lease payments      $   429,000
                                                     -----------
                                                     -----------


The amount of future lease payments is contingent upon normal cost escalation clauses. Rent expense on the operating leases was $319,000 in 1996 and $312,000 in 1995.

                              NORTH COUNTY BANCORP
                              --------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------

NOTE 9 - FAIR VALUES OF FINANCIAL INSTRUMENTS:

The carrying amount and estimated fair value of the Company's financial instruments as of December 31, 1996 are as follows:

                                                  Carrying            Fair
                                                   Amount             Value
                                                ------------       ------------
Financial assets:

Cash and due from banks                         $ 25,936,000       $ 25,936,000
Federal funds sold                                 2,200,000          2,200,000
Investment securities                             34,461,000         34,449,000
Loans                                            180,410,000        181,658,000

Financial liabilities:

Deposits                                        $229,344,000       $229,349,000
U.S. Treasury demand note                          2,376,000          2,376,000
Note Payable                                       1,550,000          1,550,000
Convertible subordinated debentures                1,534,000          1,534,000

The following methods and assumptions were used to estimate the fair value of each material class of financial instruments at December 31, 1996:

CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD The carrying amount of cash and due from banks and Federal funds sold approximates the fair value.

INVESTMENT SECURITIES The fair value of securities held as investments is based on quoted market prices or dealer quotes.

LOANS The fair value of loans is based upon the aggregate estimated fair values of homogeneous loan groups, giving effect to credit quality and time to maturity. The fair value of fixed rate loans is estimated by discounting estimated future cash flows, using a discount rate equal to the rate at which similar loans would be made to borrowers with similar credit ratings and for
similar maturities.   The fair value of variable rate loans is estimated to
approximate carrying value. Where credit deterioration has occurred, management has reduced estimated cash flows to give effect to estimated future losses. Title I and SBA loans were valued based on quoted market prices.

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

U.S. TREASURY DEMAND NOTE The fair value of U.S. Treasury demand note is estimated to approximate carrying value.

NOTES PAYABLE   The fair value of notes payable is estimated to approximate carrying value.

CONVERTIBLE SUBORDINATED DEBENTURES There is no active trading market for the Company's convertible subordinated debentures (the "debentures"). The fair value is estimated to approximate carrying value.

                              NORTH COUNTY BANCORP
                              --------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------

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


NOTE 10 - OTHER INCOME AND EXPENSE:

Other income consists of:
                                                     1996               1995
                                                  ----------         ----------

Service charges on deposits                       $3,827,000         $3,078,000
Gain on sale of loans                              1,425,000          2,240,000
Loan servicing fees                                  747,000            497,000
Fees on sold loans                                   119,000            192,000
Escrow fees                                           86,000             90,000
Other                                                771,000            515,000
                                                  ----------         ----------
                                                  $6,975,000         $6,612,000
                                                  ----------         ----------
                                                  ----------         ----------

Other expense consists of:
                                                     1996               1995
                                                 -----------        -----------

Salaries and employee benefits                   $ 8,136,000        $ 7,545,000
Occupancy expense                                  3,095,000          3,198,000
Telephone and postage                                645,000            582,000
Other real estate owned                              614,000            792,000
Advertising and public relations                     524,000            447,000
Branch losses                                        323,000            110,000
Collection expense                                   321,000            173,000
Professional services                                315,000            270,000
Printing, stationery and supplies                    275,000            322,000
Regulatory assessments                               228,000            617,000
Other                                              1,091,000          1,278,000
                                                 -----------        -----------
                                                 $15,567,000        $15,334,000
                                                 -----------        -----------
                                                 -----------        -----------

                              NORTH COUNTY BANCORP
                              --------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------

NOTE 11 - INCOME TAXES:

The provision for income taxes consists of the following:

                                                     1996               1995
                                                  ----------          --------
Current taxes:
  Federal                                         $1,393,000          $741,000
  State                                              611,000           202,000
                                                  ----------          --------
                                                   2,004,000           943,000
Deferred taxes:
  Federal                                            122,000          (384,000)
  State                                              (34,000)            3,000
                                                  ----------          --------
                                                      88,000          (381,000)
                                                  ----------          --------
                                                  $2,092,000          $562,000
                                                  ----------          --------
                                                  ----------          --------

Deferred tax (assets) liabilities are comprised of the following:

                                                     1996              1995
                                                 -----------      ------------

Writedown of other real estate owned             $  (545,000)      $  (726,000)
Provision for loan and lease losses                 (526,000)         (521,000)
Loan fees deferred                                  (405,000)         (387,000)
Deferred compensation                               (177,000)         (141,000)
Capital lease amortization                          (113,000)         (119,000)
Securities held for sale                             (67,000)         (116,000)
Unrealized loss on securities                        (71,000)          (76,000)
                                                 -----------       -----------

Gross deferred tax assets                         (1,904,000)       (2,086,000)
                                                 -----------       -----------

Depreciation                                         361,000           466,000
Loan origination cost capitalized                     95,000            80,000
Loan servicing rights                                 24,000            33,000
Other                                                 94,000            84,000
                                                 -----------       -----------

Gross deferred tax liabilities                       574,000           663,000
                                                 -----------       -----------

Deferred tax assets valuation allowance              225,000           225,000
                                                 -----------       -----------
                                                 $(1,105,000)      $(1,198,000)
                                                 -----------       -----------
                                                 -----------       -----------

                              NORTH COUNTY BANCORP
                              --------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------

A reconciliation between the provision for income taxes at the statutory Federal rate and the actual effective provision for income taxes at December 31 is as follows:

                                                     1996              1995
                                                  ----------        ----------

Federal tax at statutory rates                    $1,644,000        $  711,000
State tax, net of Federal tax effect                 381,000           157,000
Tax exempt income                                    (83,000)          (83,000)
Deferred valuation allowance                          ---             (125,000)
Other                                                150,000           (98,000)
                                                  ----------        ----------
                                                  $2,092,000         $ 562,000
                                                  ----------        ----------
                                                  ----------        ----------

Tax exempt income consists of income from investment securities and municipal lease financing.


NOTE 12 - STOCK OPTION PLAN:

The Company has two incentive stock option plans which provide for the granting of options to purchase up to 284,613 shares of common stock at December 31,
1996.   No compensation cost has been recognized for its employee stock option grants, which are fixed in nature, as the options have been granted at a price equal to the market value of the Company's common stock at the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date rather than market value during the year ended December 31, 1996, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. No options were granted during 1995.

                                                    Earnings Per Share
                                                -------------------------
                              Net Income        Primary     Fully Diluted
                              ----------        -------     -------------

 As reported                  $2,744,000         $1.36          $1.26
 Pro forma                     2,724,000          1.35           1.25


The fair value of each option grant has been estimated on the date of grant using the following assumptions: a dividend yield of 0.0%; expected option life of ten years; a risk-free interest rate of 6.60%; and a volatility factor of 20%.

                              NORTH COUNTY BANCORP
                              --------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------

A summary of transactions for the two years ended December 31, 1996, after giving retroactive effect for stock dividends declared, is as follows:


                                                  December 31, 1996                 December 31, 1995
                                             ---------------------------       ---------------------------
                                                        Weighted Average                  Weighted Average
                                             Shares      Exercise Price        Shares      Exercise Price
                                             ------     ----------------       ------     ----------------

Outstanding at beginning of year             189,707          $6.35            202,801           $6.36
  Granted                                     50,715           7.71              ---               ---
  Exercised                                   11,247           6.10             13,094            6.64
  Expired                                     18,130           6.23              ---               ---
                                             -------          -----            -------           -----
Outstanding at end of year                   211,045          $6.70            189,707           $6.35
                                             -------          -----            -------           -----
                                             -------          -----            -------           -----
Options exercisable at end of year
   and weighted average exercise price        87,022          $6.42             81,071           $6.39

Weighted average fair value per share of
 options granted during the year               $5.32

At December 31, 1996, the Company had outstanding options to purchase 211,045 shares of common stock at exercise prices that ranged from $5.23 to $7.71 per share with a weighted average exercise price of $6.70 per share. The outstanding options have a weighted average remaining contractual life of 5.46 years.


NOTE 13 - EMPLOYEE RETIREMENT PLANS:

The Company has established an Employee Stock Ownership Plan (ESOP) to provide an ownership interest in the Company and retirement benefits to substantially all full-time employees. The amount of annual contributions is at the discretion of the Board of Directors, subject to a maximum of 15 percent of the total annual compensation of all eligible participants. The Company contributed $150,000 in 1996 and made no contribution to the ESOP in 1995. The ESOP has purchased $684,000 of the Company's stock in the open market and $280,000 in newly issued common stock since it was established in 1981.

Additionally, all full-time employees who have at least six months of service are eligible to contribute up to 15% annually of their pretax compensation to a retirement account under the North County Bancorp 401(k) Plan. Employees control the investment of their funds and may elect to invest in the Company's common stock. The Company matches 50% of an employee's contribution up to 5% annually of the employee's covered compensation for those who have at least six months of service and who elect to contribute under the plan. The Company contributed $94,000 to the plan in 1996 and $89,000 in 1995.

                              NORTH COUNTY BANCORP
                              --------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------

NOTE 14 - NORTH COUNTY BANCORP (PARENT CORPORATION):

Condensed financial statements presented on a parent company only basis are as follows:

CONDENSED BALANCE SHEET
                                                        December 31,
                                              ---------------------------------
                                                 1996                  1995
                                              -----------           -----------
ASSETS
Cash                                          $   301,000           $   650,000
Investment securities                             145,000                ---
Investment in subsidiary                       22,808,000            19,841,000
Premises and equipment, net                       180,000               199,000
Other assets                                      340,000               254,000
                                              -----------           -----------
                                              $23,774,000           $20,944,000
                                              -----------           -----------
                                              -----------           -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other liabilities        $    89,000           $    77,000
Notes payable                                   1,550,000             1,500,000
Capital lease obligation                          429,000               462,000
Convertible subordinated debentures             1,534,000             1,678,000
                                              -----------           -----------
                                                3,602,000             3,717,000
                                              -----------           -----------
Stockholders' equity
   Common stock, no par value                  11,758,000             9,156,000
   Retained earnings                            8,414,000             8,071,000
                                              -----------           -----------
     Total stockholders' equity                20,172,000            17,227,000
                                              -----------           -----------
                                              $23,774,000           $20,944,000
                                              -----------           -----------
                                              -----------           -----------

CONDENSED STATEMENT OF INCOME
                                                   Years Ended December 31,
                                               --------------------------------
                                                 1996                  1995
                                               ----------            ----------

Interest income                                $    4,000            $    ---
Other income                                      261,000               247,000
                                               ----------            ----------
  Total income                                    265,000               247,000

Interest expense                                  345,000               344,000
Other operating expense                           282,000               439,000
                                               ----------            ----------
  Total expenses                                  627,000               783,000

Loss before income tax                           (362,000)             (536,000)
Applicable income tax benefit                     145,000               243,000
Equity in undistributed income of subsidiary    2,961,000             1,825,000
                                               ----------            ----------

Net income                                     $2,744,000            $1,532,000
                                               ----------            ----------
                                               ----------            ----------

                              NORTH COUNTY BANCORP
                              --------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------

CONDENSED STATEMENT OF CASH FLOWS
                                                      Years Ended December 31,
                                                     --------------------------
                                                        1996            1995
                                                     ----------     -----------
Cash flows from operating activities:
 Net income                                          $2,744,000      $1,532,000
 Adjustments to reconcile net income to net
  cash used in operating activities:
  Depreciation and amortization                          42,000          20,000
  Equity in undistributed income of subsidiary       (2,961,000)     (1,825,000)
  (Decrease) increase in accrued expenses              (119,000)         83,000
  Other, net                                             21,000          14,000
                                                     ----------     -----------
 Net cash flows used in operating activities           (273,000)       (176,000)
                                                     ----------     -----------

Cash flows used in investing activities:
 Purchase of investment securities                     (145,000)          ---
 Cash invested in subsidiary                              ---        (1,000,000)
                                                     ----------     -----------
Net cash used in investing activities                  (145,000)     (1,000,000)
                                                     ----------     -----------

Cash flows from financing activities:
 Cash payments on capital lease obligations             (32,000)        (29,000)
 Net increase in notes payable                           50,000           ---
 Net decrease in convertible subordinated debentures   (144,000)          ---
 Issuance of common stock                               195,000       1,776,000
                                                     ----------     -----------
Net cash provided by financing activities                69,000       1,747,000
                                                     ----------     -----------

Net (decrease) increase in cash and cash equivalents   (349,000)        571,000
Cash and cash equivalents at beginning of year          650,000          79,000
                                                     ----------     -----------
Cash and cash equivalents at end of year             $  301,000      $  650,000
                                                     ----------     -----------
                                                     ----------     -----------

NOTE 15 - RELATED PARTY TRANSACTIONS:

Certain directors and executive officers of the Company and their associates are customers of and have other transactions with the Bank in the ordinary course of
business.   Loans and commitments included in such transactions are made on substantially the same terms as those prevailing at the time for comparable transactions with other persons. Such loans aggregated $617,000 and $971,000 at December 31, 1996 and 1995, respectively. During 1996 new loans (including drawdowns on revolving lines of credit and loan renewals) aggregated $456,000 and repayments (including payments on revolving lines of credit and loan renewals) aggregated $359,000.


NOTE 16 - COMMITMENTS AND CONTINGENCIES:

At December 31, 1996, the Bank was party to certain legal actions. The Company has reviewed these matters with legal counsel and, in management's opinion, the ultimate resolution of these actions will not have a material effect on the Company's financial position.

                              NORTH COUNTY BANCORP
                              --------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------

At December 31, 1996, the Company had unsecured lines of credit totaling $3,000,000 for the purchase of Federal funds with other financial institutions. In addition the Company may borrow from the Federal Home Loan Bank and at the Federal Reserve discount window, subject to the Company's ability to supply collateral.


NOTE 17 - SUBSEQUENT EVENTS:

On February 19, 1997, the Company declared a two for one stock split to stockholders effective March 14, 1997. This will result in the issuance of 2,003,193 shares of common stock.

--------------------------------------------------------------------------------





                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                              --------------------




                                    EXHIBITS

                                       TO

                                1996 FORM 10-KSB

                                      Under

                       The Securities Exchange Act of 1934




                              --------------------