Form 10-Q
period 1997-03-31
NORTH COUNTY BANCORP
filed 1997-05-12
CIK 357262

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (Mark One)

            X  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended         March 31, 1997
                                              --------------------------------


           ---  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from               to
                                              --------------------------------
                Commission file number                  0-10627
                                      ----------------------------------------




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

     444 S. Escondido Blvd., P.O.Box 462990, Escondido, California 92025
--------------------------------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code    (760) 743-2200
                                                  ----------------------------




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

As of May 7, 1997 the Registrant had 4,011,912 shares of no par value common stock issued and outstanding.

                              NORTH COUNTY BANCORP


                                                                     Page
Part I  FINANCIAL INFORMATION


  Item 1.  FINANCIAL STATEMENTS

       Consolidated Balance Sheet -
          March 31, 1997 and December 31, 1996                       2

       Consolidated Statement of Income -
          Three Months Ended March 31, 1997 and 1996                 3

       Consolidated Statement of Cash Flows -
          Three months Ended March 31, 1997 and 1996                 4

       Notes to Consolidated Financial Statements                    5


  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 6


Part II  OTHER INFORMATION


  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                         11


                              NORTH COUNTY BANCORP

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                                       March 31,   December 31,
                                                         1997          1996
                                                      -----------  ------------
                                                      (Unaudited)
          Assets
          ------

          Cash and cash equivalents:
           Cash and due from banks                   $ 27,274,000   $ 25,936,000

           Federal funds sold                          19,500,000      2,200,000
                                                     ------------   ------------
                                                       46,774,000     28,136,000

          Investment securities:
           Available for sale                          22,034,000     23,117,000
           Held to maturity                            10,220,000     11,344,000
          Loans, net                                  182,516,000    177,281,000
          Other real estate owned                       3,295,000      2,756,000
          Premises and equipment, net                   8,500,000      8,710,000
          Accrued interest receivable and
           other assets                                 5,552,000      5,962,000
                                                     ------------   ------------
                                                     $278,891,000   $257,306,000
                                                     ------------   ------------
                                                     ------------   ------------

          Liabilities and Stockholders' Equity
          ------------------------------------

          Deposits:
           Non-interest bearing                      $ 83,800,000   $ 83,937,000

           Interest bearing                           165,108,000    145,407,000
                                                     ------------   ------------

                                                      248,908,000    229,344,000


          Accrued expenses and other liabilities        1,765,000      1,901,000
          U.S. Treasury demand note                     3,940,000      2,376,000
          Notes payable                                 1,532,000      1,550,000
          Capital lease obligation                        426,000        429,000
          Convertible subordinated debentures           1,519,000      1,534,000
                                                      -----------    -----------
            Total liabilities                         258,090,000    237,134,000
                                                      -----------    -----------


          Stockholders' equity:
            Common stock, no par value,
              Authorized, 10,000,000 shares;
              Outstanding shares 4,011,912 in 1997
                and 4,006,386 in 1996                  11,771,000     11,758,000
            Retained earnings                           9,150,000      8,500,000
            Unrealized loss on available for sale
             securities, net of tax                      (120,000)       (86,000)
                                                     ------------   ------------
             Total stockholders' equity                20,801,000     20,172,000
                                                     ------------   ------------
                                                     $278,891,000   $257,306,000
                                                     ------------   ------------
                                                     ------------   ------------


          See accompanying notes to consolidated financial statements.

                              NORTH COUNTY BANCORP
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)


                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                           1997          1996
                                                     -------------     ----------
Interest income:
        Interest and fees on loans                      $4,470,000     $4,272,000
        Investment securities                              444,000        357,000
        Federal funds sold                                  58,000        118,000
        Deposits with other financial institutions             ---            ---
                                                        ----------     ----------

          Total interest income                          4,972,000      4,747,000
                                                        ----------     ----------

Interest expense:
  Deposits                                               1,243,000      1,138,000
  Federal funds purchased and
    U.S. Treasury demand note                               32,000          5,000
  Notes payable, capital lease obligation and
    convertible subordinated debentures                     83,000         86,000
                                                        ----------     ----------
      Total interest expense                             1,358,000      1,229,000
                                                        ----------     ----------

        Net interest income                              3,614,000      3,518,000

  Provision for loan and lease losses                      335,000        300,000
                                                        ----------     ----------

  Net interest income after provision
   for loan and lease losses                             3,279,000      3,218,000
                                                        ----------     ----------

  Other income                                           1,445,000      1,518,000

  Other expense                                          3,682,000      3,762,000
                                                        ----------     ----------

  Income before income taxes                             1,042,000        974,000

  Provision for income taxes                               392,000        441,000
                                                        ----------     ----------

  Net income                                            $  650,000     $  533,000
                                                        ----------     ----------
                                                        ----------     ----------

  Primary earnings per share                            $     0.16     $     0.13
                                                        ----------     ----------
                                                        ----------     ----------

  Fully diluted earnings per share                      $     0.15     $     0.13
                                                        ----------     ----------
                                                         ---------    -----------


See accompanying notes to consolidated financial statements.

                             NORTH COUNTY BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                           1997     1996
                                                       --------   ----------

     Cash flows from operating activities:
       Net income                                 $    650,000   $   533,000
       Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation and amortization of:
             Office property and equipment             330,000        335,000
             Deferred loan fees and costs, net         (52,000)      (115,000)
             Investment premiums and discounts, net     26,000          8,000
             Loan servicing rights                      33,000         52,000
             Other                                      12,000         12,000
         Provision for loan and lease losses           335,000        300,000
         Decrease (increase) in interest receivable    202,000       (108,000)
         Increase in taxes payable                      58,000        293,000
         (Decrease) increase in accrued expenses      (368,000)        58,000
         Increase in interest payable                  161,000         60,000
         Other, net                                     48,000       (684,000)
                                                     ---------      ---------
             Net cash provided by operating
              activities                             1,435,000        744,000
                                                     ---------      ---------

     Cash flows from investing activities:
       Proceeds from sales and maturities of
       investment securities                         2,180,000      4,599,000
       Purchase of investment securities                   ---     (8,513,000)
       Net increase in loans                        (6,099,000)    (4,447,000)
       Purchase of premises and equipment             (120,000)      (118,000)
       Proceeds from sale of other real estate
        owned                                          137,000        424,000
                                                     ---------      ---------
             Net cash used in investing activities  (3,902,000)    (8,055,000)
                                                     ---------      ---------

     Cash flows from financing activities:
       Cash payments on notes payable and capital
        lease obligations                               (3,000)        (8,000)
       Net increase in deposits                     19,563,000      2,478,000

       Net increase (decrease) in short term
        borrowings                                   1,564,000        (43,000)
       Net decrease in long term borrowings            (33,000)       (24,000)
       Cash proceeds from sale of common stock          14,000          6,000
                                                    ----------      ---------
             Net cash provided by financing
              activities                            21,105,000      2,409,000
                                                    ----------      ---------

     Net increase (decrease) in cash and cash
      equivalents                                   18,638,000     (4,902,000)
     Cash and cash equivalents at beginning of
      year                                          28,136,000     34,733,000
                                                  ------------   ------------
     Cash and cash equivalents at end of period   $ 46,774,000   $ 29,831,000
                                                  ------------   ------------
                                                  ------------   ------------

     Disclosures:
       Total interest paid                        $  1,197,000   $ 1,169,000
                                                  ------------   -----------
                                                  ------------   -----------
       Total taxes paid                           $    385,000   $   185,000
                                                  ------------   -----------
                                                  ------------   -----------
       Foreclosed real estate loans               $    581,000   $ 1,081,000
                                                  ------------   -----------
                                                  ------------   -----------

          See accompanying notes to consolidated financial statements.

                              NORTH COUNTY BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company's Annual Report for the year ended December 31, 1996.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three months ended March 31, 1997 and 1996, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.


NOTE 2 - EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of common stock and common stock equivalent shares outstanding adjusted retroactively for stock dividends. The weighted average number of shares outstanding for primary earnings per share was 4,066,012 and 3,985,442 for the three months ended March 31, 1997 and 1996, respectively. The calculation of fully diluted earnings per share for the three months ended March 31, 1997 and 1996, assumes the issuance of 406,150 and 448,663 shares of common stock, respectively, upon conversion of the Company's convertible subordinated debentures. The weighted average number of shares outstanding for fully diluted earnings per share was 4,535,947 and 4,447,883 for the three months ended March 31, 1997 and 1996, respectively.


NOTE 3 - STOCK DIVIDEND

On February 19, 1997, the Company declared a two for one stock split to stockholders effective March 14, 1997. This resulted in the issuance of 2,005,956 shares of common stock.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

North County Bancorp (the "Company") has one wholly owned subsidiary, North County Bank (the "Bank"). North County Bank's operations are the only significant operations of the Company. The accompanying financial information should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

                               FINANCIAL CONDITION

Total assets of the Company increased $21.6 million or 8.4% to $278.9 million at March 31, 1997, from $257.3 million at December 31, 1996. Federal funds sold increased $17.3 million or 786.4%. The increase in Federal funds sold was funded by a certificate of deposit promotion during March of 1997 that raised approximately $17.0 million in seven month certificates of deposit. The deposit promotion was aimed at increasing the Company's share of its current market areas by developing new, and expanding existing, customer relationships. The promotion was also timed in anticipation of meeting seasonal liquidity needs that historically the Company has experienced during the second quarter. Investment securities decreased 6.4% or $2.2 million to $32.3 million at period end compared to $34.5 million at year-end 1996 due to maturities and bond calls in the portfolio. Gross loans increased $5.4 million or 3.0% to $185.8 million at period end from $180.4 million at the end of 1996. The increase in the loan portfolio was primarily due to SBA and commercial real estate loans which increased $6.7 million or 22.8% and $870,000 or 2.5%, respectively. These increases were partially offset by decreases in consumer loans of $2.3 million or 4.3%, construction loans of $104,000 or 3.0% and municipal lease financings of $168,000 or 7.2%. Commercial loans, which includes SBA loans, increased to 47.8% as a percentage of gross loans as compared to 45.3% at year end. Consumer loans declined to 27.7% of total gross loans from 29.8% at year end. The Company continues to experience poor demand for consumer financing primarily due to increased competition from non-bank lenders as well as other financial institutions in its market area. Other real estate owned increased $539,000 to $3.3 million from $2.8 million during the first three months of 1997 due to the addition of one property . The Company was able to sell two properties from its other real estate owned portfolio that had been written down to a carrying value of $0. Three properties that totaled $935,000 were in escrow at March 31, 1997.

Total deposits at March 31, 1997 increased $19.6 million or 8.5% from December 31, 1996. The growth in deposits consisted of interest bearing accounts which increased $19.7 million or 13.6% partially offset by noninterest-bearing demand deposits which decreased slightly $137,000 or 0.2%. As discussed above, a promotional campaign during the month of March contributed approximately $17.0 million to the time deposit category in 1997, for a total increase of $18.5 million to $56.0 million or 22.5% of total deposits compared to $37.5 million or 16.4% of deposits at year end. In the other interest-bearing deposit categories, NOW accounts increased $1.0 million and savings and money market accounts increased $327,000. U.S. Treasury demand note, which has a volatile nature, increased $1.6 million or 65.8% to $3.9 million at quarter end. The demand note is an overnight borrowing that consists of tax deposits that are payable on demand to the Treasury. Total stockholders' equity at March 31, 1997 was $20.8 million compared to $20.2 million at December 31, 1996, an increase of $629,000 or 3.1%. First quarter earnings of $650,000 and $14,000 from the sale of common stock contributed to the increase in equity that was partially offset by an increase in net unrealized losses on available for sale securities of $34,000. The Company's Tier I risk based capital, total risk based capital and Tier I leverage capital ratios were 9.98%, 11.97% and 8.12%, respectively at March 31, 1997, as compared to 9.94%, 11.96% and 7.70%, respectively at December 31, 1996. The Bank's Tier I risk based capital, total risk based capital and Tier I leverage capital ratios were 11.29%, 12.55% and 9.07%, respectively at March 31, 1997, as compared to 11.28%, 12.53% and 8.74%, respectively at December 31, 1996.

                             RESULTS OF OPERATIONS

SUMMARY

Net income for the three months ended March 31, 1997 increased $117,000 or 22.0% to $650,000 from $533,000 for the same period in 1996. The increase is attributable to a number of factors, the largest of which was an increase in net interest income of $96,000 or 2.7% to $3.6 million for the first three months of 1997 from $3.5 million for the same 1996 period. The provision for loan and lease losses increased $35,000 or 11.7% to $335,000 from $300,000. Other income and other expense decreased $73,000 or 4.8% and $80,000 or 2.1%, respectively. The provision for income taxes decreased $49,000 to $392,000 for the first three months of 1997 from $441,000 for the same prior year period due to a lower effective tax rate on pre-tax earnings which increased by $68,000 or 7.0%. Return on average assets and average stockholders' equity increased during the first quarter of 1997 to 1.01% and 12.62%, respectively, from 0.90% and 12.21%, respectively for the same 1996 period. Primary and fully diluted earnings per share for the first three months of 1997 increased to $0.16 and $0.15, respectively, from $0.13 for the same 1996 period. The 1996 earnings per share calculations have been restated to reflect two 5% stock dividends paid on March 29, 1996 and February 28, 1997, respectively, and a two for one stock split effective March 14, 1997. (See RESULTS OF OPERATIONS -- PROVISION FOR LOAN AND LEASE LOSSES, RESULTS OF OPERATION -- NET INTEREST INCOME, and RESULTS OF OPERATIONS -- OTHER INCOME AND EXPENSE.)

NET INTEREST INCOME

Net interest income for the three months ended March 31, 1997 compared to 1996 increased $96,000 or 2.7% primarily due to increased volume in interest earning assets. Interest income increased $225,000 or 4.7% to $5.0 million from $4.7 million. The increase in interest income was comprised of an increase of $198,000 in interest and fees on loans, an increase of $87,000 in investment securities income, and a decrease of $60,000 in Federal funds sold interest.
The increase in loan income was due to an increase of $17.2 million to $182.2 million in average loans for the first three month of 1997 from $165.0 million for the same prior year period. The increase in interest on loans due to volume was partially offset by a decrease in the average tax equivalent yield on loans to 9.97% from 10.55%. The lower yields on the loan portfolio over the past year resulted in a decrease in the taxable equivalent yield on total earning assets to 9.23% at March 31, 1997 from 9.65% for the same 1996 period. Generally higher short term interest rates in the securities market during this time period caused the tax equivalent yield on the investment portfolio to increase to 5.63% from 5.58%. The average volume of investments also increased to $32.9 million from $26.5 million. The $60,000 decrease in interest on Federal funds sold was due to a decrease of $4.8 million to $4.4 million in average balances from $9.2 million partially offset by an increase to 5.36% from 5.24% in the yield on this category. The net tax equivalent interest margin (net interest income as a percentage of average interest-earning assets) was 6.72% and 7.16% for the three months ended March 31, 1997 and 1996, respectively.

Interest expense increased $129,000 or 10.5% for the first three months of 1997 compared to the same period in 1996. The increase in interest expense consisted of an increase of $105,000 in interest paid on deposits, an increase of $27,000 in interest paid on Federal funds purchased and U.S. Treasury demand note, and a decrease of $3,000 in interest paid on notes payable, capital lease obligation
and subordinated convertible debentures.   The average rate paid on deposits
increased during this time period to 3.34% at March 31, 1997 compared to 3.17% for the same 1996 period. The average rate paid on NOW and money market and savings accounts decreased slightly to 1.43% and 3.27%, respectively, from 1.45% and 3.29%, respectively. During the same period the average rate paid on time deposits increased to 5.06% from 4.81%. In addition to the rate increase on average time deposits, average balances on time deposits grew by 26.7% or $8.9 million during the first quarter of 1997 to $42.2 million from $33.3 million for the same 1996 period. The increase in both average volume and yield on time deposits during the first quarter of 1997 is largely attributable to the Company's efforts to increase its market share by offering a short term (seven months) certificate of deposit at a rate of 6.0%. (See FINANCIAL CONDITION). Federal funds purchased and the U.S. Treasury demand note account averaged $2.5 million for the first three months of 1997 compared to $457,000 for the same period last year.

OTHER INCOME AND OTHER EXPENSE

Other income and expense decreased $73,000 and $80,000, respectively, for the three months ended March 31, 1997 compared to the same 1996 period. The decrease in other income is primarily due to a decrease of $103,000 or 43.1% in gains on loan sales. The decrease in gain on loan sales consists of a decrease of $209,000 related to Title I loan sales partially offset by an increase of $106,000 related to the sale of other equity loans. The decrease in Title I loan sales is largely due to management's decision to portfolio these loans due to slow consumer loan demand in the Company's market area and to enhance loan yields. Other expense consists primarily of salaries and employee benefits which increased $156,000 to $2.2 million, occupancy expense which increased $19,000 to $851,000, advertising and other public relations which decreased $15,000 to $102,000, other real estate owned expenses which decreased $131,000 to a net gain of $35,000, regulatory assessments which decreased $61,000 to $30,000, and expenses related to the loss collection effort which decreased $31,000 to $36,000. The overall reduction in other expenses in 1997 is due in part to the continued emphasis by management on vigorous cost containment, an improvement in the Bank's regulatory assessment classification and improved results related to the Company's efforts to sell other real estate owned.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three months ended March 31, 1997 was $335,000 compared to $300,000 for the comparable 1996 period. The amount of the provision reflects management's judgement as to the adequacy of the reserve for loan and lease losses and is generally determined by the periodic review of the loan portfolio, the Bank's loan loss experience, and current and expected economic conditions. The increase in the provision for loan and lease losses reflects a provision of $150,000 during the first quarter of 1997 to supplement the Company's Title I HUD reserve due to potential losses arising from the Title I participations sold in 1993 and 1994. Net charge offs increased to $160,000 for the first three months of 1997 from $111,000 for the same prior year period. The annualized ratio of net charge offs to total loans was 0.34%, 0.60% and 0.27% at March 31, 1997, December 31, 1996, and March 31,
1996, respectively. The loan and lease loss reserve was 1.78%, 1.73% and 1.88% of total gross loans at March 31, 1997, December 31, 1996 and March 31, 1996, respectively.

Loans are charged against the reserve, when in management's opinion, they are deemed uncollectible, although the Bank continues to aggressively pursue collection. Although management believes that the reserve for loan and lease losses is adequate to absorb losses as they arise, there can be no assurance that the Company will not sustain losses in any given period which could be substantial in relation to the size of the reserve.

NONPERFORMING ASSETS

The following table provides information with respect to the components of the Company's nonperforming assets at March 31, 1997 and December 31, 1996:


                                                 March 31,  December 31,
                                                   1997          1996
                                                 ---------  ------------
Commercial loans 90 days or more
 due and still accruing                           $     47       $   --

Nonaccrual loans:
  Conventional real estate                             284           150
  Real estate construction                             --            581
  Commercial                                         2,182         1,540
  Installment and consumer                           1,254         1,270
                                                  --------       -------
   Total                                             3,720         3,541
                                                  --------       -------
   Total nonperforming loans                         3,767         3,541

Other real estate owned                              3,295         2,756
                                                  --------       -------

  Total nonperforming assets                      $  7,062       $ 6,297
                                                  --------       -------
                                                  --------       -------

Nonperforming assets to total
  gross loans plus other real
  estate owned                                       3.73%         3.44%
                                                  --------       -------
                                                  --------       -------


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

Impaired loans were recorded at $1.5 million and $407,000 for commercial loans
and real estate mortgage loans, respectively, at March 31, 1997.   The recorded
investments are stated net of reserves for loan losses of $485,000 and $56,000, respectively. Impaired loans at December 31, 1996 were recorded at $1.1 million and $846,000 for commercial loans and real estate mortgage loans, respectively, net of reserves for loan losses of $274,000 and $68,000, respectively.

                    LIQUIDITY AND ASSET/LIABILITY MANAGEMENT


The liquidity of a banking institution reflects its ability to provide funds to meet customer credit needs, to accommodate possible outflows in deposits, to provide funds for day-to-day operations, and to take advantage of interest rate market opportunities. Asset liquidity is provided by cash, certificates of deposit with other financial institutions, Federal funds sold, investment maturities and sales and loan maturities, repayments and sales. Liquid assets (consisting of cash, Federal funds sold and investment securities) comprised 28.3% and 24.3% of the Company's total assets at March 31, 1997 and December 31, 1996, respectively. Liquidity management also includes the management of unfunded commitments to make loans and undisbursed amounts under lines of credit. At March 31, 1997, these commitments totaled $37.5 million in commercial loans, $1.6 million in letters of credit, $3.3 million in real estate construction loans, and $10.1 million in consumer and installment loans.

In addition to loan and investment sales and deposit growth, the Bank has several secondary sources of liquidity. Many of the Bank's real estate construction loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, the Bank has unsecured lines of credit in the amount of $6.0 million for the purchase of Federal funds with other financial institutions and may borrow funds at a correspondent financial institution, the Federal Home Loan Bank and the Federal Reserve discount window, subject to the Bank's ability to supply collateral.

Asset/Liability Management involves minimizing the impact of interest rate changes on the Company's earnings through the management of the amount, composition and repricing periods of rate sensitive assets and rate sensitive liabilities. Emphasis is placed on maintaining a rate sensitivity position within the Company's policy guidelines to avoid wide swings in spreads and to minimize risk due to changes in interest rates. At March 31, 1997 approximately 54% of the Company's interest earning assets have interest rates which are tied to the Bank's base lending rate or mature in one year or less. In order to match the rate sensitivity of its assets, the Company's policy is to offer a large number of variable rate deposit products and limit the level of large dollar time deposits with maturities of one year or longer. In addition to managing its asset/liability position, the Company has taken steps to mitigate the impact of changing interest rates by generating non-interest income through service charges, offering products which are not interest rate sensitive, such as escrow services and insurance products, and through the servicing of mortgage loans.

                                CAPITAL RESOURCES

Stockholders' equity increased 3.1% to $20.8 million at March 31, 1997 from $20.2 million at December 31, 1996. Net income of $650,000 partially offset by an increase in net unrealized losses on available for sale securities of $34,000 contributed to the increase in equity. The sale common stock raised an additional $14,000.

The following table provides information with respect to the Company's and the Bank's regulatory capital ratios and regulatory minimum requirements:


                                  March 31,   December 31,   Regulatory Minimum
                                    1997         1996             Ratios
                                  --------    -----------    ------------------

NORTH COUNTY BANCORP
 Risk-based capital
   Tier 1                           9.98%        9.94%            4.00%
   Total                           11.97%       11.96%            8.00%
 Tier 1 leverage capital            8.12%        7.70%        4.00% - 5.00%

NORTH COUNTY BANK
  Risk-based capital
    Tier 1                         11.29%       11.28%            4.00%
    Total                          12.55%       12.53%            8.00%
 Tier 1 leverage capital            9.07%        8.74%        4.00% - 5.00%


At March 31, 1997, the Company had $1.5 million in 9 1/4% Convertible Subordinated Debentures ("Debentures") due May 15, 2002 outstanding. The debentures are convertible at the option of the holder into common stock of the Company at a conversion price $3.74 per share, subject to adjustments for stock splits, stock dividends or other certain events. The debentures are redeemable, in whole or in part, at the option of the Company at declining redemption prices that range from 103.25% at March 31, 1997 to par on or after May 15, 1999.
Under the risk-based capital regulations the debentures qualify as Tier 2 capital. The Company used a portion of the proceeds of the debentures to purchase $1.5 million of noncumulative perpetual preferred stock from the Bank, increasing the Bank's capital ratios. Additionally, the Company had $1.5 million outstanding under two term notes with current and former directors of the Company as of March 31, 1997 that mature on January 1, 1999 and July 1, 1998, respectively. The notes were unsecured and had a fixed interest rate of 8.00%. The Company also used the proceeds of these notes to purchase $1.5 million of noncumulative perpetual preferred stock from the Bank.

In May 1997, the Bank paid a dividend of $1.3 million to the Company. The Company applied the proceeds of the dividend to payment in full of the two term notes that totaled $1.5 million at March 31, 1997. The pro forma effect of the dividend payment on the Bank's Tier 1 risk based capital, total risk based capital and Tier 1 leverage capital ratios as of March 31, 1997 is 10.66%, 11.92% and 8.56%, respectively.

Management anticipates capital expenditures of approximately $750,000 to $1.1 million primarily for upgrades to computer and data communications equipment and computer software during 1997.

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




NORTH COUNTY BANCORP
(Registrant)




/s/ MICHAEL J. GILLIGAN                 Date: May 8, 1997
----------------------------                 ------------
Michael J. Gilligan
Vice President & Chief Financial Officer