Form 10-Q
period 1997-06-30
NORTH COUNTY BANCORP
filed 1997-08-12
CIK 357262

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

     X   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
    ---  SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended    June 30, 1997
                                       ---------------------------

         TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
    ---  SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                       --------------    ----------------
       Commission file number       0-10627
                              -----------------------


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

      444 S. Escondido Blvd., P.O.Box 462990, Escondido, California 92025
--------------------------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (760) 743-2200
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


                        Yes  X  No
                           -----  -----

As of August 7, 1997 the Registrant had 4,019,130 shares of no par value common stock issued and outstanding.

                              NORTH COUNTY BANCORP



                                                                           Page
Part I  FINANCIAL INFORMATION                                              ----


  Item 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheet -
              June 30, 1997 and December 31, 1996                            2

          Consolidated Statement of Income -
              Three Months Ended and Six Months Ended
              June 30, 1997 and 1996                                         3

          Consolidated Statement of Cash Flows -
              Six Months Ended June 30, 1997 and 1996                        4

          Notes to Consolidated Financial Statements                         5


  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      6


Part II  OTHER INFORMATION


  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 11

                              NORTH COUNTY BANCORP

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET

                                                      June 30,   December 31,
                                                        1997         1996
                                                      --------   ------------
                                                    (Unaudited)
    ASSETS

    Cash and cash equivalents:
       Cash and due from banks                     $ 28,789,000  $ 25,936,000
       Federal funds sold                             8,400,000     2,200,000
                                                   ------------  ------------
                                                     37,189,000    28,136,000

    Investment securities:
       Available for sale                            21,538,000    23,117,000
       Held to maturity                              12,937,000    11,344,000
    Loans, net                                      191,723,000   177,281,000
    Other real estate owned                           1,920,000     2,756,000
    Premises and equipment, net                       8,317,000     8,710,000
    Accrued interest receivable and other assets      5,797,000     5,962,000
                                                   ------------  ------------
                                                   $279,421,000  $257,306,000
                                                   ------------  ------------
                                                   ------------  ------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

    Deposits:
       Non-interest bearing                        $ 82,769,000  $ 83,937,000
       Interest bearing                             169,841,000   145,407,000
                                                   ------------  ------------
                                                    252,610,000   229,344,000

    Accrued expenses and other liabilities            2,084,000     1,901,000
    U.S. Treasury demand note                         1,112,000     2,376,000
    Notes payable                                           --      1,550,000
    Capital lease obligation                            422,000       429,000
    Convertible subordinated debentures               1,492,000     1,534,000
                                                   ------------  ------------
         Total liabilities                          257,720,000   237,134,000
                                                   ------------  ------------

    Stockholders' equity:
      Common stock, no par value,
       Authorized, 10,000,000 shares;
       Outstanding shares 4,019,130 in 1997
        and 4,006,386 in 1996                        11,797,000    11,758,000
      Retained earnings                               9,963,000     8,500,000
      Unrealized loss on available for sale
         securities, net of tax                         (59,000)      (86,000)
                                                   ------------  ------------
         Total stockholders' equity                  21,701,000    20,172,000
                                                   ------------  ------------
                                                   $279,421,000  $257,306,000
                                                   ------------  ------------
                                                   ------------  ------------



          See accompanying notes to consolidated financial statements.

                              NORTH COUNTY BANCORP
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)



                                                                     Three Months Ended              Six Months Ended
                                                                            June 30,                  June 30,
                                                                    ---------------------         ---------------------
                                                                     1997           1996           1997           1996
                                                                    ------         ------         ------         ------
Interest income:
  Interest and fees on loans                                    $4,868,000     $4,373,000    $ 9,338,000    $ 8,645,000
  Investment securities                                            475,000        388,000        919,000        745,000
  Federal funds sold                                               140,000         37,000        198,000        155,000
  Deposits with other financial institutions                         9,000           --            9,000           --
    Total interest income                                        5,492,000      4,798,000     10,464,000      9,545,000
                                                                ----------     ----------    -----------    -----------
Interest expense:
  Deposits                                                       1,472,000      1,125,000      2,715,000      2,263,000
  Federal funds purchased and U.S. Treasury demand note             16,000         17,000         48,000         22,000
  Long term debt                                                    61,000         87,000        144,000        173,000
                                                                ----------     ----------    -----------    -----------
    Total interest expense                                       1,549,000      1,229,000      2,907,000      2,458,000
                                                                ----------     ----------    -----------    -----------

       Net interest income                                       3,943,000      3,569,000      7,557,000      7,087,000
Provision for loan losses                                          283,000        700,000        618,000      1,000,000
                                                                ----------     ----------    -----------    -----------
Net interest income after provision for loan losses              3,660,000      2,869,000      6,939,000      6,087,000

Other income                                                     1,693,000      2,187,000      3,138,000      3,705,000

Other expense                                                    4,012,000      3,945,000      7,694,000      7,707,000
                                                                ----------     ----------    -----------    -----------

Income before income taxes                                       1,341,000      1,111,000      2,383,000      2,085,000
Provision for income taxes                                         528,000        444,000        920,000        885,000
                                                                ----------     ----------    -----------    -----------
Net income                                                      $  813,000     $  667,000    $ 1,463,000    $ 1,200,000
                                                                ----------     ----------    -----------    -----------
                                                                ----------     ----------    -----------    -----------

Primary earnings per share                                      $     0.20     $     0.17    $      0.35    $      0.30
                                                                ----------     ----------    -----------    -----------
                                                                ----------     ----------    -----------    -----------

Fully diluted earnings per share                                $     0.18     $     0.16    $      0.33    $      0.28
                                                                ----------     ----------    -----------    -----------
                                                                ----------     ----------    -----------    -----------


             See accompanying notes to consolidated financial statements.

                                 NORTH COUNTY BANCORP
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                       1997            1996
                                                      ------          ------
Cash flows from operating activities:
    Net income                                     $  1,463,000   $ 1,200,000
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization of:
       Office property and equipment                    661,000       674,000
       Deferred loan fees and costs, net               (147,000)     (210,000)
       Investment premiums and discounts, net            55,000        52,000
       Loan servicing rights                             60,000       115,000
       Other                                             24,000        25,000
     Provision for loan and lease losses                618,000     1,000,000
     Decrease (increase) in interest receivable          54,000       (68,000)
     Increase (decrease) in taxes payable                97,000      (221,000)
     (Decrease) increase in accrued expenses            (78,000)      275,000
     Increase in interest payable                       262,000        75,000
     Increase in SBA loan sales receivable                   --      (561,000)
     Other, net                                          46,000      (276,000)
                                                   ------------   -----------
         Net cash provided by operating activities    3,115,000     2,080,000
                                                   ------------   -----------

Cash flows from investing activities:
    Proceeds from sales and maturities of
     investment securities                            8,860,000    10,109,000
    Purchase of investment securities                (8,930,000)  (12,140,000)
    Net increase in loans                           (15,657,000)  (11,917,000)
    Purchase of premises and equipment                 (268,000)     (277,000)
    Proceeds from sale of other real estate owned     1,491,000     1,383,000
                                                   ------------   -----------
         Net cash used in investing activities      (14,504,000)  (12,842,000)
                                                   ------------   -----------

Cash flows from financing activities:
    Cash payments on notes payable and capital
     lease obligations                                   (7,000)      (16,000)
    Net increase in deposits                         23,265,000     3,148,000
    Net (decrease) increase in short term borrowings (1,264,000)    3,262,000
    Net decrease in long term borrowings             (1,591,000)      (78,000)
    Cash proceeds from sale of common stock              39,000        38,000
                                                   ------------   -----------
       Net cash provided by financing activities     20,442,000     6,354,000
                                                   ------------   -----------


Net increase (decrease) in cash and cash equivalents  9,053,000    (4,408,000)
Cash and cash equivalents at beginning of year       28,136,000    34,733,000
                                                   ------------   -----------
Cash and cash equivalents at end of period         $ 37,189,000   $30,325,000
                                                   ------------   -----------
                                                   ------------   -----------

Disclosures:
    Total interest paid                            $  2,645,000   $ 2,565,000
                                                   ------------   -----------
                                                   ------------   -----------
    Total taxes paid                               $    842,000   $ 1,255,000
                                                   ------------   -----------
                                                   ------------   -----------
    Foreclosed real estate loans                   $    745,000   $ 1,743,000
                                                   ------------   -----------
                                                   ------------   -----------

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three and six month periods ended June 30, 1997 and 1996, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.


NOTE 2 - EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of common stock and common stock equivalent shares outstanding adjusted retroactively for stock dividends. The weighted average number of shares outstanding for primary earnings per share was 4,132,281 and 4,130,463 for the three and six months ended June 30, 1997, respectively, and 4,010,046 and 4,005,033 for the three and six months ended June 30, 1996, respectively. The calculation of fully diluted earnings per share assumes the issuance of 398,930 and 447,861 shares of common stock at June 30, 1997 and 1996, respectively, upon conversion of the Company's convertible subordinated debentures. The weighted average number of shares outstanding for fully diluted earnings per share was 4,523,684 and 4,524,990 for the three and six months ended June 30, 1997 and 1996, respectively, and 4,457,907 and 4,452,894 for the three and six months ended June 30, 1996, respectively.


NOTE 3 - STOCK SPLIT

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

                                 FINANCIAL CONDITION

Total assets of the Company increased $22.1 million or 8.6% to $279.4 million at June 30, 1997, from $257.3 million at December 31, 1996. Federal funds sold increased $6.2 million or 281.8%. Gross loans increased $14.6 million or 8.1% to $195.0 million at period end from $180.4 million at the end of 1996. The increase in the loan portfolio was primarily in SBA loans which increased $11.2 million or 38.1% to $40.7 million, other commercial loans which increased $3.2 million or 6.2% to $55.4 million, commercial real estate loans which increased $2.4 million or 6.9% to $37.4 million and construction loans which increased $1.3 million or 37.8% to $4.8 million. These increases were partially offset by declines in consumer lending of $2.3 million or 4.3% to $51.5 million, municipal lease financing of $650,000 or 27.9% to $1.7 million and residential mortgage loans of $538,000 or 16.1% to $2.8 million. Total commercial loans, including SBA loans, increased to 49.3% as a percentage of gross loans from 45.3% at year end. Consumer loans declined to 26.4% of gross loans compared to 29.8% at year end. Although the Company has benefitted from improved loan demand from the business sector of the economy, it continues to experience poor demand for consumer financing primarily due to increased competition from non-bank lenders as well as other financial institutions in its market area.
The increases in the loan portfolio and Federal funds sold were funded by a deposit promotion during March of 1997 that raised approximately $17.0 million in seven month certificates of deposit. The deposit promotion was aimed at increasing the Company's share of its current market areas by developing new and expanding existing customer relationships. The promotion was also timed in anticipation of meeting seasonal liquidity needs that historically the Company has experienced during the second quarter. Other real estate owned decreased $836,000 to $1.9 million from $2.8 million in the first six months of 1997. During this time period the Company sold six properties with a carrying value of $1.2 million and foreclosed on two additional properties that totaled $745,000. Two properties that totaled $789,000 were in escrow at June 30, 1997.

Total deposits at June 30, 1997 increased $23.3 million or 10.1% from December 31, 1996. The growth in deposits consisted of interest bearing accounts which increased $24.4 million or 16.8% partially offset by noninterest-bearing demand deposits which decreased $1.2 million or 1.4%. A promotional campaign during the month of March 1997, contributed approximately $17.0 million to time deposits which increased a total of $21.9 million to $59.4 million or 23.5% of total deposits compared to $37.5 million or 16.4% of deposits at year end. In the other interest-bearing deposit categories, NOW accounts increased $4.5 million and savings and money market accounts decreased $1.9 million. U.S. Treasury demand note, which consists of Treasury tax deposits that are payable to the Treasury on demand, decreased $1.3 million or 53.2% to $1.1 million at period end. The Company had two term notes outstanding at December 31, 1996 that totaled $1.6 million which were paid in full in the first half of 1997. (See "CAPITAL RESOURCES") Total stockholders' equity at June 30, 1997 was $21.7 million compared to $20.2 million at December 31, 1996, an increase of $1.5 million or 7.6%. The Company's Tier I risk based capital, total risk based capital and Tier I leverage capital ratios were 10.11%, 12.07% and 7.86%, respectively at June 30, 1997, as compared to 9.94%, 11.96% and 7.70%, respectively at December 31, 1996. The Bank's Tier I risk based capital, total risk based capital and Tier I leverage capital ratios were 10.77%, 12.02% and 8.37%, respectively at June 30, 1997, as compared to 11.28%, 12.53% and 8.74%, respectively at December 31, 1996.

                                RESULTS OF OPERATIONS

SUMMARY

Net income for the six months ended June 30, 1997 increased $263,000 or 21.9% to $1.5 million from $1.2 million for the same period in 1996. The increase is attributable to a number of factors, the largest of which was an increase in net interest income of $470,000 or 6.6% to $7.6 million for the first six months of 1997 from $7.1 million for the same 1996 period. The provision for loan and lease losses decreased $382,000 or 38.2% to $618,000 from $1.0 million. Other income and other expense decreased $567,000 or 15.3% and $13,000 or 0.2%, respectively. The provision for income taxes increased $35,000 to $920,000 for the first six months of 1997 from $885,000 for the same prior year period due to an increase of $298,000 or 14.3% in pre-tax earnings. Return on average assets and average stockholders' equity increased during the first half of 1997 to 1.10% and 13.95%, respectively, from 1.00% and 13.45%, respectively for the same 1996 period. Primary and fully diluted earnings per share for the first six months of 1997 increased to $0.35 and $0.33, respectively, from $0.30 and $0.28, respectively, for the same 1996 period. The 1996 earnings per share calculations have been restated to reflect two 5% stock dividends paid on March 29, 1996 and February 28, 1997, respectively, and a two for one stock split effective March 14, 1997. (See "RESULTS OF OPERATIONS -- PROVISION FOR LOAN AND LEASE LOSSES", "RESULTS OF OPERATIONS -- NET INTEREST INCOME", and "RESULTS OF OPERATIONS -- OTHER INCOME AND EXPENSE")

For the quarter ended June 30, 1997, the Company reported net income of $813,000 compared to $667,000, an increase of $146,000 or 21.9% over the same 1996 period. The increase in second quarter earnings is primarily due to a decrease of $417,000 in the provision for loans and lease losses combined with an increase in net interest income of $374,000 which was partially offset by a decrease of $494,000 in other income and an increase of $67,000 in other expense. The provision for income taxes increased $84,000 to $528,000 for the second quarter of 1997. The return on average assets and average stockholders' equity for the quarter ended June 30, 1997 increased to 1.19% and 15.23%, respectively, from 1.10% and 14.72%, respectively, for the second quarter of 1996. Primary and fully diluted earnings per share for the second quarter of 1997 were $0.20 and $0.18, respectively, compared to $0.17 and $0.15, respectively last year.

NET INTEREST INCOME

Net interest income for the six months ended June 30, 1997 compared to 1996 increased $470,000 or 6.6% primarily due to increased volume in interest earning assets. Interest income increased $919,000 or 9.6% to $10.5 million from $9.6 million. The increase in interest income was comprised of increases of $693,000 in interest and fees on loans, $174,000 in investment securities income, $43,000 in interest on Federal funds sold and $9,000 in interest on deposits at other
financial institutions.   The increase in loan income was due to an increase of
$18.1 million to $186.6 million in average loans for the first half of 1997 from $168.5 million for the same prior year period. The increase in interest on loans due to volume was partially offset by a decrease in the average tax equivalent yield on loans to 10.11% from 10.39%. Maturities of fixed rate higher yielding loans and a decrease in total consumer loans outstanding have contributed to lower yields on the total loan portfolio over the past year and resulted in a decrease in the taxable equivalent yield on total earning assets to 9.31% at June 30, 1997 from 9.54% for the same 1996 period. Generally higher short term interest rates in the securities market during this time period caused the tax equivalent yield on the investment portfolio to increase to 5.73% from 5.44%. The average volume of investments also increased to $33.2 million from $28.3 million. Interest income on Federal funds sold increased due to increased average balances of $1.3 million to $7.4 million from $6.1 million further augmented by an increase in yield to 5.39% from 5.14%. The net tax equivalent interest margin (net interest income as a percentage of average interest-earning assets) was 6.74% and 7.10% for the six months ended June 30, 1997 and 1996, respectively.

Interest expense increased $449,000 or 18.3% for the first six months of 1997 compared to the same period in 1996. The increase in interest expense consisted of increases of $452,000 and $26,000 in interest paid on deposits and U.S. Treasury demand note, respectively, and a decrease of $29,000 in interest paid on notes payable, capital lease obligation and subordinated convertible
debentures.   The average rate paid on deposits increased during this time period to 3.45% at June 30, 1997 compared to 3.14% for the same 1996 period.
The average rate paid on NOW and savings accounts changed slightly to 1.43% and 3.29%, respectively, from 1.44% and 3.28%, respectively. In the same period the average rate paid on time deposits increased to 5.15% from 4.72%. In addition to the rate increase on average time deposits, average balances on time deposits grew by 49.2% or $16.4 million in the first half of 1997 to $49.9 million from $33.5 million for the same 1996 period. The increase in both average volume and yield on time deposits in the first half of 1997 is largely attributable to the Company's efforts to increase its market share by offering a short term (seven months) certificate of deposit at a rate of 6.0%. (See "FINANCIAL CONDITION") The U.S. Treasury demand note account averaged $1.7 million for the first six months of 1997 compared to $1.1 million for the same period last year.

OTHER INCOME AND OTHER EXPENSE

Other income and expense decreased $567,000 and $13,000, respectively, for the six months ended June 30, 1997 compared to the same 1996 period. The decrease in other income is primarily due to a decrease of $697,000 or 64.5% in gains on loan sales. The decrease in gain on loan sales consists of decreases of $692000 and $121,000 related to SBA and Title I loan sales which were partially offset by an increase of $116,000 in gains from the sale of other home equity loans. The decrease in SBA and Title I loan sales is largely due to management's decision to retain these loans in its portfolio to enhance loan yields and to offset the slow consumer loan demand in the Company's market
area.   Other expense consists primarily of salaries and employee benefits which increased $238,000 to $4.3 million, occupancy expense which increased $7,000 to $1.7 million, expenses from retaining professional services which increased $75,000 to $222,000, and other real estate owned expenses which decreased $292,000 to a net gain of $106,000.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the six months ended June 30, 1997 was $618,000 compared to $1.0 million for the comparable 1996 period. The amount of the provision reflects management's judgement as to the adequacy of the reserve for loan and lease losses and is generally determined by the periodic review of the loan portfolio, the Bank's loan loss experience, and current and expected economic conditions. The provision for loan and lease losses included a provision of $300,000 for the first half of 1997 to supplement the Company's Title I HUD reserve due to potential losses arising from the Title I participations sold in 1993 and 1994 which have experienced higher than expected losses. The Company has tendered offers to the participation certificate holders to repurchase the certificates. If repurchased, the Company intends to sell these and other Title I loans currently in portfolio to mitigate the potential for future losses in this loan category. Net charge offs increased to $494,000 for the first six months of 1997 from $314,000 for the same prior year period. The annualized ratio of net charge offs to total loans was 0.51%, 0.60% and 0.37% at June 30, 1997, December 31, 1996, and June 30,
1996, respectively. The loan and lease loss reserve was 1.67%, 1.73% and 2.09% of total gross loans at June 30, 1997, December 31, 1996 and June 30, 1996, respectively.

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

NONPERFORMING ASSETS

The following table provides information with respect to the components of the Company's nonperforming assets at June 30, 1997 and December 31, 1996:

                                                       June 30,  December 31,
                                                         1997         1996
                                                       --------  ------------
Commercial loans 90 days or more
due and still accruing                                   $ --        $ --

Nonaccrual loans:
  Conventional real estate                                  145         150
  Real estate construction                                   --         581
  Commercial                                              2,749       1,540
  Installment and consumer                                1,211       1,270
                                                         ------      ------
   Total                                                  4,105       3,541
                                                         ------      ------
   Total nonperforming loans                              4,105       3,541

Other real estate owned                                   1,920       2,756
                                                         ------      ------

  Total nonperforming assets                             $6,025      $6,297
                                                         ------      ------
                                                         ------      ------

Nonperforming assets to total
  gross loans plus other real
  estate owned                                            3.06%       3.44%
                                                         ------      ------
                                                         ------      ------

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

Impaired loans were recorded at $2.0 million and $642,000 for commercial loans
and real estate mortgage loans, respectively, at June 30, 1997.   The recorded
investments are stated net of reserves for loan losses of $241,000 and $29,000, respectively. Impaired loans at December 31, 1996 were recorded at $1.1 million and $846,000 for commercial loans and real estate mortgage loans, respectively, net of reserves for loan losses of $274,000 and $68,000, respectively.

                       LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a banking institution reflects its ability to provide funds to meet customer credit needs, to accommodate possible outflows in deposits, to provide funds for day-to-day operations, and to take advantage of interest rate market opportunities. Asset liquidity is provided by cash, certificates of deposit with other financial institutions, Federal funds sold, investment maturities and sales and loan maturities, repayments and sales. Liquid assets (consisting of cash, Federal funds sold and investment securities) comprised 25.7% and 24.3% of the Company's total assets at June 30, 1997 and December 31, 1996, respectively. Liquidity management also includes the management of unfunded commitments to make loans and undisbursed amounts under lines of credit. At June 30, 1997, these commitments totaled $37.2 million in commercial loans, $1.6 million in letters of credit, $9.2 million in real estate construction loans, and $9.2 million in consumer and installment loans.

In addition to loan and investment sales and deposit growth, the Bank has several secondary sources of liquidity. Many of the Bank's real estate construction loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, the Bank has unsecured lines of credit in the amount of $8.0 million for the purchase of Federal funds with other financial institutions and may borrow funds from the Federal Home Loan Bank and the Federal Reserve discount window, subject to the Bank's ability to supply collateral.

Asset/Liability Management involves minimizing the impact of interest rate changes on the Company's earnings through the management of the amount, composition and repricing periods of rate sensitive assets and rate sensitive liabilities. Emphasis is placed on maintaining a rate sensitivity position within the Company's policy guidelines to avoid wide swings in spreads and to minimize risk due to changes in interest rates. At June 30, 1997 approximately 48% of the Company's interest earning assets have interest rates which are tied to the Bank's base lending rate or mature in one year or less. In order to match the rate sensitivity of its assets, the Company's policy is to offer a large number of variable rate deposit products and limit the level of large dollar time deposits with maturities of one year or longer. In addition to managing its asset/liability position, the Company has taken steps to mitigate the impact of changing interest rates by generating non-interest income through service charges, offering products which are not interest rate sensitive, such as escrow services and insurance products, and through the servicing of mortgage loans.

                                  CAPITAL RESOURCES

Stockholders' equity increased 7.6% to $21.7 million at June 30, 1997 from $20.2 million at December 31, 1996. Net income of $1,463,000 and a decrease in net unrealized losses on available for sale securities of $59,000 contributed to the increase in equity.

The following table provides information with respect to the Company's and the Bank's regulatory capital ratios and regulatory minimum requirements:

                               June 30,     December 31,   Regulatory Minimum
                                 1997           1996             Ratios
                               --------     ------------   ------------------
NORTH COUNTY BANCORP
 Risk-based capital
  Tier 1                         10.11%            9.94%           4.00%
  Total                          12.07%           11.96%           8.00%
 Tier 1 leverage capital          7.86%            7.70%        4.00% - 5.00%

NORTH COUNTY BANK
 Risk-based capital
  Tier 1                         10.77%           11.28%           4.00%
  Total                          12.02%           12.53%           8.00%
 Tier 1 leverage capital          8.37%            8.74%        4.00% - 5.00%


The decrease in the Bank's capital ratios at June 30, 1997 as compared to December 31, 1996, reflect the effect of a special dividend payment of $1.3 million to the Company in May of 1997. The Company applied the proceeds of the dividend to payment in full of two term notes that totaled $1.5 million.

At June 30, 1997, the Company had $1.5 million in 9 1/4% Convertible Subordinated Debentures ("Debentures") due May 15, 2002 outstanding. The debentures are convertible at the option of the holder into common stock of the Company at a conversion price $3.74 per share, subject to adjustments for stock splits, stock dividends or other certain events. The debentures are redeemable, in whole or in part, at the option of the Company at declining redemption prices that range from 102.25% at June 30, 1997 to par on or after May 15, 1999. Under the risk-based capital regulations the debentures qualify as Tier 2 capital.
The Company used a portion of the proceeds of the debentures to purchase $1.5 million of noncumulative perpetual preferred stock from the Bank, increasing the Bank's capital ratios.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

North County Bancorp held its Annual Meeting of Shareholders on May 21, 1997, at which the following nine directors were elected.

                    Alan P. Chamberlain          Jack Port
                    G. Bruce Dunn                Clarence R. Smith
                    Ronald K. Goode              Raymond V. Stone
                    James M. Gregg               Burnet F. Wohlford
                    Rodney D. Jones

All directors are elected each year at the Annual Meeting and hold office until the next Annual Meeting or until their successors are elected.

The following table describes each matter voted upon and the number of affirmative and negative votes cast with respect to each matter.

Matter voted upon                    Affirmative votes Negative votes  Abstain
-----------------                    ----------------- --------------  -------
Election of directors (largest tally)     3,041,621       173,896        2,692

Approval of the 1997 North County
  Bancorp Stock Option Plan               2,386,020       339,919      319,444

The 1997 North County Bancorp Stock Option Plan provides for the granting of 540,000 shares. The option price shall not be less than one hundred percent (100%) of the fair market value (determined under any reasonable valuation method) of such stock at the time of grant, except in the case of shares granted to an optionee who owns more that 10% of the total shares outstanding, in which case the exercise price shall not be less that one hundred ten percent (110%) of the market value at the date of grant. The plan will expire on April 16, 2007. As of June 30, 1997, no options under the plan had been granted.


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




NORTH COUNTY BANCORP
(Registrant)




/s/ MICHAEL J. GILLIGAN                          Date: August 8, 1997
---------------------------------                      --------------
Michael J. Gilligan
Vice President & Chief Financial Officer