Form 10-Q
period 1997-09-30
NORTH COUNTY BANCORP
filed 1997-11-12
CIK 357262

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

        (Mark One)

         X   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
        ---  SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended             September 30, 1997
                                       -----------------------------------------


         -- TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                              ----------------------------------
           Commission file number                    0-10627
                                      ------------------------------------------

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

       444 S. Escondido Blvd., P.O.Box 462990, Escondido, California 92025
--------------------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (760) 743-2200
                                                  ------------------------------
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X   No
                                ---     ---


As of November 5, 1997 the Registrant had 4,416,682 shares of no par value common stock issued and outstanding.

                              NORTH COUNTY BANCORP
                              --------------------


                                                                           Page

Part I    FINANCIAL INFORMATION
        ---------------------

  Item 1. FINANCIAL STATEMENTS

           Consolidated Balance Sheet -
              September 30, 1997 and December 31, 1996                       2

           Consolidated Statement of Income -
              Three Months Ended and Nine Months Ended
              September 30, 1997 and 1996                                    3

           Consolidated Statement of Cash Flows -
              Nine Months Ended September 30, 1997 and 1996                  4

           Notes to Consolidated Financial Statements                        5


  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     6
           ---------------------------------------------

Part II   OTHER INFORMATION

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 11

                             NORTH COUNTY BANCORP

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEET

                                                                          September 30,       December 31,
                                                                               1997              1996
                                                                          -------------       ------------
                                                                           (Unaudited)
    ASSETS
    ------

    Cash and cash equivalents:
      Cash and due from banks                                              $ 25,690,000        $ 25,936,000
      Federal funds sold                                                      9,000,000           2,200,000
                                                                           -------------       ------------
                                                                             34,690,000          28,136,000

    Investment securities:
      Available for sale                                                     21,644,000          23,117,000
      Held to maturity                                                       11,360,000          11,344,000
    Loans, net                                                              202,518,000         177,281,000
    Other real estate owned                                                   1,752,000           2,756,000
    Premises and equipment, net                                               8,262,000           8,710,000
    Accrued interest receivable and other assets                              5,645,000           5,962,000
                                                                           -------------       ------------
                                                                           $285,871,000        $257,306,000
                                                                           -------------       ------------
                                                                           -------------       ------------

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

    Deposits:
      Non-interest bearing                                                 $ 83,990,000        $ 83,937,000
      Interest bearing                                                      170,030,000         145,407,000
                                                                           -------------       ------------
                                                                            254,020,000         229,344,000

    Accrued expenses and other liabilities                                    4,765,000           1,901,000
    Fed funds purchased, repurchase agreements and
      U.S. Treasury demand note                                               2,464,000           2,376,000
    Notes payable                                                                   --            1,550,000
    Capital lease obligation                                                    419,000             429,000
    Convertible subordinated debentures                                       1,266,000           1,534,000
                                                                           -------------       ------------
          Total liabilities                                                 262,934,000         237,134,000
                                                                           -------------       ------------

    Stockholders' equity:
      Common stock, no par value,
       Authorized, 10,000,000 shares;
       Outstanding shares 4,079,545 in 1997
        and 4,006,386 in 1996                                                12,008,000          11,758,000
      Retained earnings                                                      10,905,000           8,500,000
      Unrealized loss on available for sale securities, net of tax               24,000             (86,000)
                                                                           -------------       ------------
          Total stockholders' equity                                         22,937,000          20,172,000
                                                                           -------------       ------------
                                                                           $285,871,000        $257,306,000
                                                                           -------------       ------------
                                                                           -------------       ------------

             See accompanying notes to consolidated financial statements.

                             NORTH COUNTY BANCORP
                       CONSOLIDATED STATEMENT OF INCOME
                                 (unaudited)

                                                              Three Months Ended               Nine Months Ended
                                                                September 30,                    September 30,
                                                             ------------------               -----------------
                                                                1997      1996                   1997      1996
                                                              -------   -------                -------    ------
Interest income:
    Interest and fees on loans                             $5,231,000   $4,506,000       $14,569,000   $13,151,000
    Investment securities                                     460,000      410,000         1,379,000     1,155,000
    Federal funds sold                                        139,000      133,000           337,000       288,000
    Deposits with other financial institutions                  7,000          --             16,000           --
                                                           ----------   ----------        ----------    ----------
      Total interest income                                 5,837,000    5,049,000        16,301,000    14,594,000
                                                           ----------   ----------        ----------    ----------

Interest expense:
    Deposits                                                1,520,000    1,211,000         4,235,000     3,474,000
    Fed funds purchased, repurchase agreements and
      U.S. Treasury demand note                                11,000       25,000            59,000        47,000
    Long term debt                                             49,000       86,000           193,000       259,000
                                                           ----------   ----------        ----------    ----------
      Total interest expense                                1,580,000    1,322,000         4,487,000     3,780,000
                                                           ----------   ----------        ----------    ----------

        Net interest income                                 4,257,000    3,727,000        11,814,000    10,814,000
Provision for loan losses                                     104,000      100,000           722,000     1,100,000
                                                           ----------   ----------        ----------    ----------
Net interest income after provision for loan losses         4,153,000    3,627,000        11,092,000     9,714,000

Other income                                                1,748,000    1,679,000         4,886,000     5,384,000

Other expense                                               4,264,000    3,834,000        11,958,000    11,541,000
                                                           ----------   ----------        ----------    ----------

Income before income taxes                                  1,637,000    1,472,000         4,020,000     3,557,000
Provision for income taxes                                    695,000      570,000         1,615,000     1,455,000
                                                           ----------   ----------        ----------    ----------
Net income                                                 $  942,000   $  902,000       $ 2,405,000   $ 2,102,000
                                                           ----------   ----------       ----------     ----------
                                                           ----------   ----------       ----------     ----------
Primary earnings per share                                 $     0.23   $     0.22       $      0.58   $      0.52
                                                           ----------   ----------       ----------     ----------
                                                           ----------   ----------       ----------     ----------
Fully diluted earnings per share                           $     0.21   $     0.21       $      0.55   $      0.49
                                                           ----------   ----------       ----------     ----------
                                                           ----------   ----------       ----------     ----------

             See accompanying notes to consolidated financial statements.

                             NORTH COUNTY BANCORP
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                       1997               1996
                                                                   ------------         -----------
Cash flows from operating activities:
 Net income                                                         $2,405,000           $2,102,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization of:
    Office property and equipment                                      977,000            1,012,000
    Deferred loan fees and costs, net                                 (276,000)            (362,000)
    Investment premiums and discounts, net                             103,000               73,000
    Loan servicing rights                                               78,000              164,000
    Other                                                               57,000               38,000
  Provision for loan and lease losses                                  722,000            1,100,000
  Decrease in interest receivable                                       53,000               24,000
  Increase (decrease) in taxes payable                                 330,000              (70,000)
  Increase (decrease) in accrued expenses                            2,179,000             (220,000)
  Increase in interest payable                                         376,000              342,000
  Increase in SBA loan sales receivable                                    --                 8,000
  Other, net                                                             3,000           (1,186,000)
                                                                    ------------          -----------
      Net cash provided by operating activities                      7,007,000            3,025,000
                                                                    ------------          -----------

Cash flows from investing activities:
  Proceeds from sales and maturities of investment securities       17,863,000           11,262,000
  Purchase of investment securities                                (16,531,000)         (17,007,000)
  Net increase in loans                                            (26,492,000)         (16,172,000)
  Purchase of premises and equipment                                  (529,000)            (460,000)
  Proceeds from sale of other real estate owned                      2,050,000            2,038,000
                                                                   ------------         ------------
      Net cash used in investing activities                        (23,639,000)         (20,339,000)
                                                                   ------------         ------------
Cash flows from financing activities:
  Cash payments on notes payable and capital lease obligations         (10,000)             (24,000)
  Net increase in deposits                                          24,676,000           15,399,000
  Net increase in short term borrowings                                 88,000            3,735,000
  Net decrease (increase) in long term borrowings                   (1,818,000)              68,000
  Cash proceeds from issuance of common stock                          250,000               38,000
                                                                   ------------         ------------
      Net cash provided by financing activities                     23,186,000           19,216,000
                                                                   ------------         ------------
Net increase in cash and cash equivalents                            6,554,000            1,902,000
Cash and cash equivalents at beginning of year                      28,136,000           34,733,000
                                                                   ------------         ------------
Cash and cash equivalents at end of period                        $ 34,690,000         $ 36,635,000
                                                                  ------------         ------------
                                                                  ------------         ------------
Disclosures:
  Total interest paid                                             $4,111,000           $  3,772,000
                                                                  ------------         ------------
                                                                  ------------         ------------
  Total taxes paid                                                $  1,172,000         $  1,874,000
                                                                  ------------         ------------
                                                                  ------------         ------------
  Foreclosed real estate loans                                    $    810,000         $  2,274,000
                                                                  ------------         ------------
                                                                  ------------         ------------

             See accompanying notes to consolidated financial statements.

                             NORTH COUNTY BANCORP
                             --------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three and nine month periods ended September 30, 1997 and 1996, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

NOTE 2 - EARNINGS PER SHARE
---------------------------

Earnings per share are based upon the weighted average number of common stock and common stock equivalent shares outstanding adjusted retroactively for stock dividends. The weighted average number of shares outstanding for primary earnings per share was 4,154,033 and 4,138,932 for the three and nine months ended September 30, 1997, respectively, and 4,017,113 and 4,010,420 for the three and nine months ended September 30, 1996, respectively. The calculation of fully diluted earnings per share assumes the issuance of 338,503 and 441,954 shares of common stock at September 30, 1997 and 1996, respectively, upon conversion of the Company's convertible subordinated debentures. The weighted average number of shares outstanding for fully diluted earnings per share was 4,497,115 and 4,489,611 for the three and nine months ended September 30, 1997, respectively, and 4,466,201 and 4,459,508 for the three and nine months ended September 30, 1996, respectively.

NOTE 3 - STOCK SPLIT
--------------------

On February 19, 1997, the Company declared a two for one stock split to stockholders effective March 14, 1997. This resulted in the issuance of 2,005,956 shares of common stock.

NOTE 4 - REDEMPTION OF CONVERTIBLE SUBORDINATED DEBENTURES
----------------------------------------------------------

The Company exercised its option to redeem its 9 1/4% Convertible Subordinated Debentures due May 15, 2002 (the "Debentures") at a price of 102.25% effective October 31, 1997. The redemption offer did not restrict the holders' ability to convert the Debentures into common stock of the Company prior to October 28, 1997 in accordance with the terms of the Debentures at a conversion price of $3.74. At September 30, 1997, the Company had $1,266,000 in Debentures outstanding of which amount holders of $1,261,000 opted for conversion into 337,137 shares of common stock prior to the final redemption date and on October 31, 1997, $5,000 was redeemed for $5,112.50.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

North County Bancorp (the "Company") has one wholly owned subsidiary, North County Bank (the "Bank"). North County Bank's operations are the only significant operations of the Company. The accompanying financial information should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

                             FINANCIAL CONDITION
                             -------------------

Total assets of the Company increased $28.6 million or 11.1% to $285.9 million at September 30, 1997, from $257.3 million at December 31, 1996. Federal funds sold increased $6.8 million or 309.1%. Gross loans increased $25.6 million or 14.2% to $206.0 million at period end from $180.4 million at the end of 1996. The increase in the loan portfolio continues to be primarily in SBA loans which increased $17.8 million or 60.3% to $47.3 million. Other loan category increases included other commercial loans which increased $2.8 million or 5.4% to $55.0 million, commercial real estate loans which increased $6.5 million or 18.5% to $41.5 million and construction loans which increased $3.3 million or 95.5% to $6.8 million. These increases were partially offset by declines in consumer lending of $2.6 million or 4.9% to $51.2 million, municipal lease financing of $835,000 or 35.9% to $1.5 million and residential mortgage loans of $1.1 million or 31.5% to $2.3 million. Total commercial loans, including SBA loans, increased to 49.6% as a percentage of gross loans from 45.3% at year end. Consumer loans declined to 24.8% of gross loans compared to 29.8% at year end. The Company continues to experience poor demand for consumer financing primarily due to increased competition from non-bank lenders as well as other, mostly larger financial institutions in its market area. To fund the increase in the loan portfolio the Company ran a local deposit promotion during March of 1997 that raised approximately $17.0 million in seven month certificates of deposit. In addition to funding loan growth, the promotion was aimed at increasing the Company's market share by developing new business and expanding existing customer relationships. Other real estate owned decreased $1.0 million in the first nine months of 1997 to $1.8 million from $2.8 million due to the sale of ten properties with a carrying value of $1.7 million partially offset by foreclosures of three additional properties that totaled $810,000.

Total deposits at September 30, 1997 increased $24.7 million or 10.8% from December 31, 1996. The growth in deposits was centered in time deposits which grew $19.5 or 51.8% to $57.0 million from $37.5 million year end due to the deposit promotion discussed above. Total time deposits at the end of September were 22.4% of total deposits compared to 16.4% at the end of 1996. In the other interest-bearing deposit categories, NOW accounts increased $3.6 million and savings and money market accounts increased $1.6 million. Demand deposits which were fairly static in total, increasing only $100,000 in the first nine months, accounted for 33.1% of total deposits compared to 36.6% at the end of 1996. The Company had two term notes outstanding at December 31, 1996 that totaled $1.6 million which were paid in full in the first half of 1997. (See "CAPITAL RESOURCES") Total stockholders' equity at September 30, 1997 was $22.9 million compared to $20.2 million at December 31, 1996, an increase of $2.7 million or 13.7%. The Company's Tier I risk based capital, total risk based capital and Tier I leverage capital ratios were 10.29%, 12.12% and 8.02%, respectively at September 30, 1997, as compared to 9.94%, 11.96% and 7.70%, respectively at December 31, 1996. The Bank's Tier I risk based capital, total risk based capital and Tier I leverage capital ratios were 10.83%, 12.08 and 8.44%, respectively at September 30, 1997, as compared to 11.28%, 12.53% and 8.74%, respectively at December 31, 1996.

                            RESULTS OF OPERATIONS
                            ---------------------

SUMMARY
-------

Net income for the nine months ended September 30, 1997 increased $303,000 or 14.4% to $2.4 million from $2.1 million for the same period in 1996. The increase is attributable to a number of factors, the largest of which was an increase in net interest income of $1.0 million or 9.2% to $11.8 million for the first nine months of 1997 from $10.8 million for the same 1996 period. The provision for loan and lease losses decreased $378,000 or 34.4% to $722,000 from $1.1 million. Other income decreased $498,000 or 9.2% and other expense increased $417,000 or 3.6%. The provision for income taxes increased $160,000 to $1.6 million for the first nine months of 1997 from $1.5 million for the same prior year period due to an increase of $463,000 or 13.0% in pre-tax earnings. Return on average assets and average stockholders' equity for the first nine months of 1997 were 1.18% and 14.94%, respectively, compared to 1.15% and 15.38%, respectively, for the same 1996 period. Primary and fully diluted earnings per share for the first nine months of 1997 increased to $0.58 and $0.55, respectively, from $0.52 and $0.49, respectively, for the same 1996 period. The 1996 earnings per share calculations have been restated to reflect a 5% stock dividend paid on February 28, 1997 and a two for one stock split effective March 14, 1997. (See "RESULTS OF OPERATIONS -- PROVISION FOR LOAN AND LEASE LOSSES", "RESULTS OF OPERATIONS -- NET INTEREST INCOME", and "RESULTS OF OPERATIONS -- OTHER INCOME AND EXPENSE")

For the quarter ended September 30, 1997, the Company reported net income of $942,000 compared to $902,000, an increase of $40,000 or 4.4% over the third quarter of 1996. The increase in third quarter earnings is due to an increase in interest income and other income of $788,000 and $69,000, respectively. Partially offsetting these increases in earnings were increases in interest expense and other expense of $258,000 and $430,000, respectively. The provision for income taxes increased $125,000 to $695,000 for the third quarter of 1997. The return on average assets and average stockholders' equity for the quarter ended September 30, 1997 were 1.33% and 16.80%, respectively, compared to 1.44% and 19.01%, respectively, for the second quarter of 1996. Primary and fully diluted earnings per share for the second quarter of 1997 were $0.23 and $0.21, respectively, compared to $0.22 and $0.21, respectively last year.

NET INTEREST INCOME
-------------------

Net interest income for the nine months ended September 30, 1997 compared to 1996 increased $1.0 million or 9.2% primarily due to increased volume in interest earning assets. Interest income increased $1.7 million 11.7% to $16.3 million from $14.6 million primarily due to loan income. Interest and fees on loans increased $1.4 million or 10.8% due to loan growth. Also contributing to interest income were increases of $224,000 in investment securities income, $49,000 in interest on Federal funds sold and $16,000 in interest on deposits at other financial institutions. Average loans increased $21.6 million over the same prior year period. The impact that loan growth had on interest income was partially offset by a decline in the tax equivalent yield on loans at period end to 10.20% from 10.40% for the same prior year period. Maturities of fixed rate higher yielding loans and a decrease in total consumer loans outstanding have contributed to lower yields on the total loan portfolio over the past year and resulted in a decrease in the taxable equivalent yield on total earning assets to 9.37% at September 30, 1997 from 9.53% for the same 1996 period. Generally higher short term interest rates in the securities market during this time period caused the tax equivalent yield on the investment portfolio to increase to 5.65% from 5.53%. The average volume of investments also increased to $33.4 million from $28.4 million. Interest income on Federal funds sold increased due to increased average balances of $739,000 to $8.3 million from $7.6 million further augmented by an increase in yield to 5.42% from 5.08%. The net tax equivalent interest margin (net interest income as a percentage of average interest-earning assets) was 6.80% and 7.07% for the nine months ended September 30, 1997 and 1996, respectively.

Interest expense increased $707,000 or 18.7% for the first nine months of 1997 compared to the same period in 1996. The increase was primarily due to an increase of $761,000 in interest on deposits related to the deposit promotion in 1997. Average total deposits grew $25.8 million to $243.3 million with for the first nine months of 1997 compared to $217.5 million for the same period in 1996. The average rate paid on total deposits during 1997 was 3.48% compared to 3.17% last year. Time deposits averaged $52.7 million with an average rate paid of 5.16% in 1997 compared to an average balance of $34.3 million at an average rate of 4.75% in 1996. The increase in both average volume and the rate paid on deposits in 1997 is largely attributable to the Company's efforts to increase its market share by offering a short term (seven months) certificate of deposit at a rate of 6.0%. (See "FINANCIAL CONDITION") Interest expense related to notes payable, the capital lease obligation and the convertible subordinated debentures decreased $66,000 due to the payment in full of two notes totaling $1.6 million and the conversion into common stock of $268,000 in convertible subordinated debentures during the first nine months of 1997.

OTHER INCOME AND OTHER EXPENSE
------------------------------

Other income decreased $498,000 for the nine months ended September 30, 1997 compared to the same 1996 period. The decrease in other income is largely due to a decrease of $488,000 or 38.0% in gains on loan sales. The decrease in gain on loan sales consists of decreases of $687,000 and $96,000 related to SBA and Title I loan sales which were partially offset by an increase of $294,000 in gains from the sale of other home equity loans. In the case of SBA loan sales the decrease is largely due to management's decision to retain these loans in its portfolio to enhance loan yields and to offset the slow consumer loan demand in the Company's market area. The decrease in gains on the sale of Title I loans is due to a lower volume of loans generated (a result of declining popularity of this product) as well as lower premiums as a percentage of the loans. Other expense increased $417,000 compared to last year. Other expense consists primarily of salaries and employee benefits which increased $584,000 to $6.6 million, occupancy expense which increased $80,000 to $2.5 million, expenses from retaining professional services which increased $154,000 to $372,000, and advertising and public relations expense which increased $80,000 to $492,000. Expenses related to the acquisition, maintenance and sale of other real estate owned partially offset the increases in the other expense category by decreasing $402,000 to a net gain of $96,000 in 1997 compared to the same prior year period.

PROVISION FOR LOAN AND LEASE LOSSES
-----------------------------------

The provision for loan and lease losses for the nine months ended September 30, 1997 was $722,000 compared to $1.1 million for the comparable 1996 period. The amount of the provision reflects management's judgement as to the adequacy of the reserve for loan and lease losses and is generally determined by the periodic review of the loan portfolio, the Bank's loan loss experience, and current and expected economic conditions. The provision for loan and lease losses included a provision of $650,000 in 1997 to supplement the Company's Title I HUD reserve due to potential losses arising from the Title I participations sold in 1993 and 1994 which have experienced higher than expected losses. As reported last quarter, the Company has tendered offers to the participation certificate holders to repurchase the certificates. So far this year the Company has repurchased five of the certificates that totaled $2.6 million. The Company has offers outstanding to repurchase the last two certificates. The Company intends to sell these and other Title I loans currently in portfolio to mitigate the potential for future losses in this loan category. Net charge offs decreased to $324,000 for the first nine months of 1997 from $631,000 for the same prior year period primarily due to a $489,000 recovery on a single construction loan. The annualized ratio of net charge offs to total loans was 0.21%, 0.60% and 0.48% at September 30, 1997, December 31, 1996, and September 30, 1996, respectively. The loan and lease loss reserve was 1.71%, 1.73% and 1.93% of total gross loans at September 30, 1997, December 31, 1996 and September 30, 1996, respectively.

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

NONPERFORMING ASSETS

The following table provides information with respect to the components of the Company's nonperforming assets at September 30, 1997 and December 31, 1996:

                                               September 30,       December 31,
                                                   1997                1996
                                               ------------        ------------

Loans 90 days or more past
  due and still accruing                         $     --           $     --

Nonaccrual loans:
  Conventional real estate                             --                  150
  Real estate construction                             --                  581
  Commercial                                         2,669               1,540
  Installment and consumer                           1,212               1,270
                                               -----------         -----------
    Total                                            3,881               3,541
                                               -----------         -----------
    Total nonperforming loans                        3,881               3,541

Other real estate owned                              1,752               2,756
                                               -----------         -----------

  Total nonperforming assets                        $5,633              $6,297
                                               -----------         -----------
                                               -----------         -----------
Nonperforming assets to total
  gross loans plus other real
  estate owned                                       2.71%               3.44%
                                               ------------        ------------
                                               ------------        ------------
                                       8

The nonaccrual loans totals include the guaranteed portion of SBA loan balances for which the Bank bears no exposure to loss. The guaranteed SBA balances were $1.5 million and $261,000 at September 30, 1997 and December 31, 1996, respectively.

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

Impaired loans were recorded at $2.0 million and $482,000 for commercial loans and real estate mortgage loans, respectively, at September 30, 1997. The recorded investments are stated net of reserves for loan losses of $168,000 and $21,000, respectively. Impaired loans at December 31, 1996 were recorded at $1.1 million and $846,000 for commercial loans and real estate mortgage loans, respectively, net of reserves for loan losses of $274,000 and $68,000, respectively.

                   LIQUIDITY AND ASSET/LIABILITY MANAGEMENT
                   ----------------------------------------

The liquidity of a banking institution reflects its ability to provide funds to meet customer credit needs, to accommodate possible outflows in deposits, to provide funds for day-to-day operations, and to take advantage of interest rate market opportunities. Asset liquidity is provided by cash, certificates of deposit with other financial institutions, Federal funds sold, investment maturities and sales and loan maturities, repayments and sales. Liquid assets (consisting of cash, Federal funds sold and investment securities) comprised 23.7% and 24.3% of the Company's total assets at September 30, 1997 and December 31, 1996, respectively. Liquidity management also includes the management of unfunded commitments to make loans and undisbursed amounts under lines of credit. At September 30, 1997, these commitments totaled $38.5 million in commercial loans, $1.7 million in letters of credit, $9.0 million in real estate construction loans, and $10.6 million in consumer and installment loans.

In addition to loan and investment sales and deposit growth, the Bank has several secondary sources of liquidity. Many of the Bank's real estate construction loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. There is an active secondary market for the guaranteed portion of SBA loans of which the Bank had $20.0 million outstanding at September 30, 1997. In addition, in order to meet liquidity needs on a temporary basis, the Bank has unsecured lines of credit in the amount of $8.0 million for the purchase of Federal funds with other financial institutions and may borrow funds from the Federal Home Loan Bank and the Federal Reserve discount window, subject to the Bank's ability to supply collateral.

Asset/Liability Management involves minimizing the impact of interest rate changes on the Company's earnings through the management of the amount, composition and repricing periods of rate sensitive assets and rate sensitive liabilities. Emphasis is placed on maintaining a rate sensitivity position within the Company's policy guidelines to avoid wide swings in spreads and to minimize risk due to changes in interest rates. At September 30, 1997 approximately 51% of the Company's interest earning assets have interest rates which are tied to the Bank's base lending rate or mature in one year or less. In order to match the rate sensitivity of its assets, the Company's policy is to offer a large number of variable rate deposit products and limit the level of large dollar time deposits with maturities of one year or longer. In addition to managing its asset/liability position, the Company has taken steps to mitigate the impact of changing interest rates by generating non-interest income through service charges, offering products which are not interest rate sensitive, such as escrow services and insurance products, and through the servicing of mortgage loans.

The Company was able to raise approximately $17.0 million through a special certificate of deposit offering (seven months at 6.0%) during the first half of 1997. As of October 31, 1997, approximately $8.2 million of these deposits had been renewed or transferred into other types of deposits within the Bank with another $8.6 million leaving the Bank. Management does not anticipate any significant impact on the Bank's liquidity due to the non-renewal of these deposits.
                                       9

                                   CAPITAL RESOURCES
                                   -----------------

Stockholders' equity increased 13.7% to $22.9 million at September 30, 1997 from $20.2 million at December 31, 1996. Net income of $2,405,000, $250,000 from the conversion of the Company's Subordinated Debentures into common stock, and a decrease in net unrealized losses on available for sale securities of $110,000 contributed to the increase in equity.

The following table provides information with respect to the Company's and the Bank's regulatory capital ratios and regulatory minimum requirements:

                          September 30,   December 31,       Regulatory Minimum
                              1997           1996                  Ratios
                          ------------    ------------       ------------------

NORTH COUNTY BANCORP
Risk-based capital
   Tier 1                   10.29%          9.94%               4.00%
   Total                    12.12%         11.96%               8.00%
Tier 1 leverage capital      8.02%          7.70%           4.00% - 5.00%

NORTH COUNTY BANK
Risk-based capital
    Tier 1                  10.83%         11.28%               4.00%
    Total                   12.08%         12.53%               8.00%
Tier 1 leverage capital      8.44%          8.74%           4.00% - 5.00%

The decrease in the Bank's capital ratios at September 30, 1997 as compared to December 31, 1996, reflect the effect of $1.4 million in dividend payments to the Company. The Company applied the proceeds of the dividends to the payment in full of two term notes that totaled $1.5 million and to the payment of interest on its debentures.

At September 30, 1997, the Company had $1.3 million in 9 1/4% Convertible Subordinated Debentures ("Debentures") due May 15, 2002 outstanding. The debentures qualified as Tier 2 capital under the risk-based capital regulations. On September 10, 1997, the Company exercised its right to redeem the outstanding debentures at a price of 102.25% effective October 31, 1997. The majority of the debenture holders chose to convert their debentures into common stock of the Company prior to the redemption date at a conversion price of $3.74. The effect of this transaction on the Company's capital was a shift of the $1.3 million from Tier 2 capital into Tier 1 capital.

Management anticipated capital expenditures of approximately $750,000 to $1.1 million primarily for upgrades to computer and data communications equipment and computer software during 1997.

                              Part II - Other Information
                              ---------------------------

All items of Part II other than Item 6 below are either inapplicable or would be responded to in the negative.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  None

    (b) No reports on Form 8-K have been filed during the period, and no events have occurred which would require one to be filed.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NORTH COUNTY BANCORP
(Registrant)




/s/ MICHAEL J. GILLIGAN                              Date: November 6, 1997
    -------------------                                    ----------------
    Michael J. Gilligan
    Vice President & Chief Financial Officer