Form 10-K405
period 1997-12-31
NORTH COUNTY BANCORP
filed 1998-03-26
CIK 357262

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
(Mark One)
             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended   December 31, 1997
                                              -------------------

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
           For the transition period from                to
                                         ----------------  --------------

                       Commission file number    0-10627
                                              -------------

                                NORTH COUNTY BANCORP
                              ------------------------
               (Exact name of registrant as specified in its charter)

       California                                              95-3669135
-------------------------                                  ------------------
   (State or other jurisdction of                        (I.R.S. Employer
   incorporation  or organization)                       Identification Number)

 444 S. Escondido Boulevard, Escondido, California               92025
----------------------------------------------------        -----------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code    (760) 743-2200
                                                     -----------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, No Par Value
                            ----------------------------
                                  (Title of class)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  [X]  Yes        [  ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   [ X ]


     As of March 23, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $43,379,000.

     Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Common Stock of the registrant outstanding as of March 23, 1998 was 4,637,290.

                                                        Part of Form 10-K
Documents Incorporated by Reference:                    into which incorporated
-------------------------------------                   -----------------------
Proxy Statement for the Company's Annual
  Meeting of Shareholders to be held May 20, 1998               Part III

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


     The Company's principal sources of income are dividends from the Bank. The expenditures of the Company, including (but not limited to) the payment of dividends to stockholders, if and when declared by the Board of Directors, and the cost of servicing debt will generally be paid from such payments made to the Company by the Bank. At December 31, 1997, the Company had consolidated assets of $280.7 million, deposits of $251.6 million and stockholders' equity of $25.2 million.


     The Company's Administrative Offices are located at 444 South Escondido Boulevard, Escondido, California and its telephone number is (760) 743-2200. References herein to the "Company" include the Company and the Bank, unless the context indicates otherwise.


THE BANK


     North County Bank, a California state-chartered bank that commenced operations in June, 1974, conducts its business through nine full-service branches and two loan production offices. Five of the branches are located in San Diego County in the cities of Escondido, Poway, San Marcos and San Diego, with the remaining in Riverside County in the cities of Temecula, Murrieta, Beaumont and Banning. The Bank's loan production offices are in Orange County, California and Renton, Washington. The Bank provides a wide range of banking services to small and medium-sized businesses, real estate construction and development companies, professionals and individuals located in San Diego and Riverside counties, and through its loan production offices, in Orange County and the Seattle, Washington area.


     The Bank holds no material patents, trademarks, licenses (other than licenses obtained from bank regulatory authorities), franchises or concessions, and did not spend any amounts on research and development activities in either of the Company's last three fiscal years. The Bank owns three subsidiaries; NCB Joint Venture-1, Inc. and GWB Development, which participated in real estate development, and NCB Mortgage, all of which are inactive corporations.

RETAIL BANKING SERVICES


     DEPOSITS ACCOUNTS


     The Bank offers a wide variety of deposit products for the retail banking market including checking, interest-bearing checking, savings, certificates of deposit and retirement accounts. As of December 31, 1997, the Bank had approximately 22,706 retail deposit accounts with a balance of $115.4 million as compared to 20,795 retail deposit accounts with a balance of $103.6 million at December 31, 1996. The Bank attempts to attract deposits through its product mix, pricing, convenient locations, extended hours, and efforts to provide the highest level of customer service. At December 31, 1997 the Bank's retail deposits consisted of $18.4 million or 15.9% in noninterest-bearing demand deposits, $17.4 million or 15.1% in interest-bearing demand deposits, $49.2 million or 42.6% in savings and money market deposits, $4.6 million or 4.0% in individual retirement accounts and, $25.8 million or 22.4% in time certificates of deposit. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Deposits.")


     LOANS


     The Bank also offers many types of consumer loans to its customers. These include new and used automobile, home improvement, home equity, personal lines of credit, overdraft protection, credit cards and other secured and unsecured installment and consumer loans. The Bank's consumer loans totaled approximately $41.0 million and $53.8 million at December 31, 1997 and 1996, respectively.
The Bank also makes construction loans for custom built, owner-occupied homes, but generally does not offer long term home mortgage loans.

     Additionally, the Bank offers its customers FHA Title I home improvement loans and other home equity loan products, as well as purchasing these types of loans from other lenders. The Bank generally sells these loans in the secondary market, generating a fee income on the sale. The Bank originated and purchased $43.9 million and $31.4 million in FHA Title I and other home equity loans in 1997 and 1996, respectively. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Loans.")


     OTHER RETAIL PRODUCTS AND SERVICES


     The Bank offers other products and services to its retail customers which complement its deposit and loan products. These include life insurance products, including annuities, investments, travelers' checks, safe deposit boxes, escrow, notary, and collection services. The Bank also has drive-through facilities with extended hours, provides its customers with access to ATMs and POS terminals throughout the world and offers a telephone voice response service which gives customers access to account information 24 hours a day.

     Although Management believes there is a demand for trust services in the Bank's market area the Bank does not operate or have any present intention to seek authority to operate a trust department, since Management believes that the costs of establishing and operating such a department would not be justified by the potential income to be gained therefrom at this time.

BUSINESS BANKING SERVICES


     DEPOSIT ACCOUNTS


     The Bank offers interest-bearing and noninterest-bearing deposit accounts designed for small to medium-sized business customers. The services offered in conjunction with these accounts may include providing currency and coin, armored car pick-up, courier services, payroll services, credit card merchant services, document collection and wire transfers. The fees charged for a business account typically vary with the amount of services provided and the level of balances the customer keeps on deposit. The Bank relies on marketing and promotional activities and personal contact by its officers, directors and employees to develop these customer relationships, emphasizing the Bank's local ownership and decision making, personal service, community ties and financial strength. At December 31, 1997 the Bank had approximately 7,582 business deposit accounts totaling $129.9 million as compared to approximately 7,316 business deposit accounts totaling $120.6 million at December 31, 1996. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Deposits.")


     LOANS


     The Bank provides secured and unsecured loans and lines of credit for the operating and expansion needs of businesses, ranging from inventory and accounts receivable financing to equipment financing and letters of credit. These loans are generally for terms of one year or less. Significant emphasis is placed on the borrower's earnings history, capitalization, secondary sources of repayment (such as accounts receivable) or highly liquid collateral (such as certificates of deposit or publicly traded stocks or bonds). The Bank also makes loans to local real estate developers for the construction of entry level to middle income single family residences and fixed and variable rate loans on commercial real estate with terms of up to ten years. For customers whose loan demands exceed the Bank's legal lending limits, the Bank attempts to arrange for such loans on a participation basis with correspondent banks. Commercial loans (including commercial real estate loans) totaled approximately $154.6 million and $116.8 million at December 31, 1997 and 1996, respectively.


     The Bank is also one of the largest SBA lenders in its market area. SBA Loans generally have maturities ranging from seven to 25 years, often are secured by commercial real estate and are guaranteed up to 90% by the U.S. Small Business Administration. The Bank sometimes sells these loans for a premium as there is an active secondary market for these loans. The Bank originated approximately $35.0 million and $15.4 million in SBA loans in 1997 and 1996, respectively. The Bank's SBA loan servicing portfolio, consisting of the guaranteed portion of SBA loans originated and sold, for which the Bank earns servicing fee income totaled approximately $42.9 million and $55.2 million at December 31, 1997 and 1996, respectively. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Loans.")


     REAL ESTATE INVESTMENTS


     The Company has engaged in direct and indirect real estate development activities on a selective basis. At December 31, 1996, the Company was involved in one development project that originated in 1989. The project held one remaining lot for sale at December 31, 1996, which was sold in January of 1997. The Company has no plans for future involvement in real estate development projects.

COMPETITION


     The banking business in southern California is highly competitive with respect to virtually all products and services and has become increasingly so in recent years. The industry continues to consolidate and strong, unregulated competitors have entered banking markets with focused products targeted at highly profitable customer segments. Many largely unregulated competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. These competitive trends are likely to continue.


     With respect to commercial bank competitors, the business is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area, which banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to regions of highest yield and demand.


     Several mergers of large regional banks and large savings and loan associations with major banks, acquisitions of independent banks by major banks, and the failures of several independent banks in the Company's market area have significantly increased the presence of large regional banks and have reduced the number of independent banks competing in the Company's market area. Many of the major banks operating in the area offer certain services which the Bank does not offer directly (but some of which the Bank offers through correspondent institutions). By virtue of their greater total capitalization, such banks also have substantially higher lending limits than does the Bank(1). Although major banks have some competitive advantages over small independent banks, the Bank has actively tried to make the loss of local independent banks a competitive advantage by soliciting customers who prefer the personal service offered by the Bank. The Company's promotional activities emphasize the advantages of dealing with a local bank attuned to the particular needs of the community and relies heavily upon local promotional activities and personal contact by its officers, directors, and employees.


     In addition to other banks, competitors include savings institutions, credit unions, and numerous non-banking institutions, such as finance companies, brokerage firms, mortgage companies and insurance companies. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to recently enacted federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions.

     Technological innovation has also resulted in increased competition in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously have been considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches, and/or in-store branches. In addition to other banks, the sources of competition for such products include savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, and mortgage banking firms.



----------------------------------

(1)Legal lending limits to each customer are restricted to a percentage of the Bank's total stockholders' equity, the exact percentage depending upon the nature of the loan transaction.

REGULATION AND SUPERVISION


     The Company and the Bank are subject to significant regulation by Federal and state regulatory bodies. The following discussion of statutes and regulations is only a brief summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations. No assurance can be given that such statutes or regulations will not change in the future.


THE COMPANY


     The Company is subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the "Commission"). The Company is also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the Commission under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal stockholders regarding transactions in the Company's Common Stock and short-swing profits rules promulgated by the Commission under Section 16 of the Exchange Act; and certain additional reporting requirements by principal stockholders of the Company promulgated by the Commission under Section 13 of the Exchange Act.

     The Company is a bank holding company within the meaning of the Bank Holding Company Act and is registered as such with the Board of Governors of the Federal Reserve System (the "FRB"). A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the FRB and is required to obtain FRB approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank.


     The FRB has by regulation determined certain activities in which the Company may or may not conduct business. The Company is currently prohibited from such activities as real estate brokerage and syndication; real estate development; property management; underwriting of life insurance not related to credit transactions; and, with certain exceptions, securities underwriting and equity funding.


THE BANK


     The Bank joined the Federal Reserve System as a state-chartered member effective July 1997. As a California state-chartered bank and member of the Federal Reserve System, the Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (the "Department") and by the FRB. The regulations of these agencies govern most aspects of the Bank's business, including the making of periodic reports by the Bank, and the Bank's activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision, legal action and examination of the Bank by the regulatory agencies are generally intended to protect depositors and are not intended for the protection of stockholders.


     The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or "spread" between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities. As a result, the Bank's performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the FRB. The FRB implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

CAPITAL ADEQUACY REQUIREMENTS


     Both the Bank and the Company are subject to the regulations of the FRB governing capital adequacy. These regulations incorporate both risk-based and leverage capital requirements. Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations. Under these guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. Total capital requirements are defined in terms of "core capital elements," or Tier 1 capital and "supplemental capital elements," or Tier 2 capital. The minimum ratio of qualifying total capital to total risk-weighted assets is 8.0%, at least one-half of which must be in the form of Tier 1 capital. The minimum ratio of Tier 1 capital to total risk-weighted assets is 4%. As of December 31, 1997, the Company's total risk-based capital and Tier 1 risk-based capital ratios were 10.88% and 12.14%, respectively, and the Bank's total risk-based capital and Tier 1 risk-based capital ratios were 10.85% and 12.10%, respectively.


     The federal banking agencies have revised the risk-based capital standards to take adequate account of concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of "non-traditional" activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution's management of such risks in assessing an institution's capital adequacy.


     The federal banking agencies have also revised the risk-based capital regulations to include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank's capital adequacy. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from adverse movements in interest rates. While interest risk is inherent in a bank's role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank.


     The FRB also requires the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and Bank Holding Companies that have received the highest regulatory ratings must maintain a ratio of Tier 1 capital ratio of at least 3.0%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3.0% minimum, for a minimum of 4.0% to 5.0%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank's particular circumstances warrant. As of December 31, 1997 the Company's and the Bank's Tier 1 leverage capital ratios were 8.76% and 8.73%, respectively, exceeding regulatory minimums.


PROMPT CORRECTIVE ACTION PROVISIONS


     Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: "well capitalized" (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based
Capital Ratio of 6%; and Leverage Ratio of 5%); "adequately capitalized"
(Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%); "undercapitalized" (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital less than 4%; or Leverage Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); "significantly undercapitalized" (Total Risk-Based
Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than
3%; or Leverage Ratio of less than 3%); and "critically undercapitalized" (tangible equity to total assets less than 2%). A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as"critically undercapitalized" unless its actual capital ratio warrants such treatment.

     At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank "undercapitalized". Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). "Significantly undercapitalized" banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying certain bonuses without regulatory approval. Even more severe restrictions apply to critically undercapitalized banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized, the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.


     In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the issuance of cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against "institution-affiliated" parties.


SAFETY AND SOUNDNESS STANDARDS


     The federal banking agencies have adopted final guidelines establishing safety and soundness standards for all insured depository institutions. Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted.


PREMIUMS FOR DEPOSIT INSURANCE


     FDIC insured depository institutions are required to pay insurance premiums depending on their risk classification. Institutions such as the Bank which are insured by the Bank Insurance Fund ("BIF"), are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three supervisory categories based on federal regulatory evaluations. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations.

The Bank is currently categorized as well capitalized within supervisory category Group A. The current BIF assessment rates are summarized as follows:

                    Assessment Rates Effective January 1, 1998(2)

                                                Group A    Group B      Group C
                                                -------    -------      -------
          Well Capitalized . . . . . . . . . . .   0          3           17
          Adequately Capitalized . . . . . . . .   3         10           24
          Undercapitalized . . . . . . . . . . .  10         24           27


COMMUNITY REINVESTMENT ACT


     The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank's compliance with its CRA obligations, the regulators now utilize a performance-based evaluation system which bases CRA ratings on the bank's actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with their assessment of CRA performance, the federal regulators assign a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was last examined for CRA compliance in 1996 and received a "satisfactory" CRA Assessment Rating.


OTHER CONSUMER PROTECTION LAWS AND REGULATIONS


     The bank regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations. Banks have been advised by federal regulators to carefully monitor compliance with various consumer protection laws and their implementing regulations. The federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact. In addition to CRA and fair lending requirements, the Bank is subject to numerous other federal consumer protection statutes and regulations. Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in the local communities it serves.


INTERSTATE BANKING AND BRANCHING


     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization. However, states were given the ability to prohibit interstate mergers with banks in their own state by "opting-out" (enacting state legislation applying equality


------------------------------------

(2)Subject to statutory minimum assessment of $1,000 per semi-annual period (which also applies to all other assessment risk classifications). Assessment figures are expressed in terms of costs per $100 in deposits.

to all out-of-state banks prohibiting such mergers ) prior to June 1, 1997. Limited interstate bank mergers were permitted prior to June 1, 1997 provided the applicable states' laws met certain requirements.

     Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquiror would control more then 10% of the deposits held by insured depository institutions nationwide or 30% percent or more of the deposits held by insured depository institutions in any state in which the target bank has branches.


     A bank may establish and operate DE NOVO branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.


     Among other things, the Interstate Banking Act amended the Community Reinvestment Act to require that in the event a bank has interstate branches, the appropriate federal banking regulatory agency must prepare for such institution a written evaluation of (i) the bank's record of performance; and
(ii) the bank's performance in each applicable state. Interstate branches are now prohibited from being used as deposit production offices, and foreign banks will be permitted to establish branches in any state other than its home state to the same extent that a bank chartered by the foreign bank's home state may establish such branches.


     The Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "Caldera Weggeland Act") was designed among other things to implement important provisions of the Interstate Banking Act discussed above and to repeal California's previous interstate banking laws, which were largely preempted by the Interstate Banking Act. (Prior California law prohibited, among other things, an out-of-state bank holding company from establishing a DE NOVO California bank except for the purpose of taking over the deposits of a closed bank. This restriction has been eliminated.)


     As indicated above, the Interstate Banking Act generally permits a bank in one state to merge with a bank in another state without the need for explicit state law authorization. However, the Caldera Weggeland Act expressly prohibits a foreign (other state) bank which does not already have a California branch office from (i) purchasing a branch office of a California bank (as opposed to the entire bank) and thereby establishing a California branch office or (ii) establishing a California branch office on a DE NOVO basis.


     The Interstate Banking Act also requires, among other things, approval of the state bank supervisor of the target bank's home state for interstate acquisitions of banks by bank holding companies. The Caldera Weggeland Act authorizes the California Commissioner of Financial Institutions (the "Commissioner") to approve such an interstate acquisition if the Commissioner finds that the transaction is consistent with certain criteria specified by law.


     The changes effected by Interstate Banking Act and Caldera Weggeland Act are expected to increase competition in the environment in which the Bank operates to the extent that out-of-state financial institutions directly or indirectly enter the Bank's market areas. It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry in that a number of the largest bank holding companies are expanding into different parts of the country that were previously restricted. While many large out-of-state banks have already entered the California market as a result of this legislation, it is not possible to predict the precise impact of this legislation on the Bank or the Company and the competitive environment in which it operates.

OTHER PENDING AND PROPOSED LEGISLATION

     Other legislative and regulatory initiatives which could affect the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the United States Congress, the California legislature and other governmental bodies in the future. For example, consumer legislation has been proposed in Congress which would require banks to offer basic, low-cost financial services to meet minimum customer needs. Other legislation has been proposed which would reform the Glass-Steagall Act and the Bank Holding Company Act, which restrict banks' and bank holding companies' ability to engage in certain activities, including the underwriting of and dealing in various securities. The latter proposal would significantly change the makeup of the financial services industry, expand the ability of banks and bank holding companies to offer a broader range of financial products, and provide the opportunity for additional competitors to be able to enter the financial services market in ways that are not currently permissible. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Bank or the Company would be affected thereby.


ACCOUNTING CHANGES


     The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial-components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. SFAS No. 125 was originally effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. SFAS No. 127, defers for one year the effective date of SFAS No. 125 for secured borrowings and collateral and for repurchase agreements, dollar-rolls, securities lending, and similar transactions. Management does not expect this change in accounting principle to have a material effect on the Company's results of operations.


     The FASB issued SFAS No. 128, "Earnings per Share," effective for financial statements issued for periods after December 15, 1997, including interim periods. SFAS No. 128 simplified the computation for earnings per share ("EPS") by replacing primary EPS with basic EPS and by altering the calculation of diluted EPS, which replaces fully diluted EPS. Basic EPS excludes potential dilution and is calculated by dividing income available to common stockholders by the weighted average number of outstanding common shares. Diluted EPS gives effect to all potential issuances of common stock that would have caused basic EPS to be lower as if the issuance had already occurred. This change in accounting principle did not have a material effect on the Company's results of operations.


     The FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 31, 1997. SFAS No. 130 deals with the presentation and display of comprehensive income. The term comprehensive income, as used in SFAS No. 130, includes all changes in equity from transactions, other events, and circumstances from non-owner sources during a period. Management does not expect this change in accounting principle to have a material effect on the Company's results of operations.


EMPLOYEES


     As of December 31, 1997, the Company had 142 full-time employees and 100 part-time employees. The Company's Management believes that its employee relations are satisfactory.

SELECTED STATISTICAL INFORMATION


     Selected statistical information relating to the Company has been included in Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 2.  DESCRIPTION OF PROPERTY.


     The following properties (real properties and/or improvements thereon) are owned by the Company or the Bank and are unencumbered. In the opinion of Management all properties are adequately covered by insurance.


                                                                 SQUARE FEET OF
     LOCATION                    USE OF FACILITIES                OFFICE SPACE
     --------                    -----------------                ------------

2025 Vineyard Avenue             Branch Office                         6,100
Escondido, California

1000 West San Marcos Blvd.       Branch Office                         6,100
San Marcos, California

27425 Ynez Road                  Branch Office                         4,200
Temecula, California

568 North Tulip Street           Data Processing, Operations Center,  11,500
Escondido, California            Records and Purchasing Departments

499 East Sixth Street            Branch Office                         9,700
Beaumont, California

1735 West Ramsey Street          Branch Office and Leasable           14,939
Banning, California              Retail Space

41500 Ivy Street                 Branch Office                         2,160
Murrieta, California


         The following facilities are leased by the Company or the Bank:

                                                                     SQUARE FEET OF         MONTHLY RENT          TERM OF
     LOCATION                  USE OF FACILITIES                      OFFICE SPACE         AS OF 12/31/97          LEASE
     --------                  -----------------                      ------------         -------------          --------
444 S. Escondido Boulevard     Main Banking Office,                      26,100               $31,348           March 31, 2006
Escondido, California          Administrative Offices                                                            (2 5-year exten-
                                                                                                                 sion options)

8085 Clairemont Mesa           Branch Office                              5,200               $12,910           September 30, 2003
  Boulevard                                                                                                      (3 10-year exten-
San Diego, California                                                                                            sion options)


27403 Ynez Road                Loan Production Office                     1,090               $   828           October 31, 1998
Temecula, California


                                                                     SQUARE FEET OF         MONTHLY RENT          TERM OF
     LOCATION                  USE OF FACILITIES                      OFFICE SPACE         AS OF 12/31/97          LEASE
     --------                  -----------------                      ------------         -------------          --------
13436 Poway Road               Branch Office                              1,500               $ 1,380           April 28, 2002
Poway, California                                                                                                (1 5-year extension
                                                                                                                 option)

171 S. Anita Drive             Loan Production Office                     1,458               $ 1,750           February 28, 1999
Orange, California

1400 Talbot Road South         Loan Production Office                       774               $  933            March 31, 2000
Renton, Washington


ITEM 3.  LEGAL PROCEEDINGS


     On April 20, 1994, the Bank reached an informal agreement with the FDIC and the California Superintendent of Banks (the "Superintendent") to take or refrain from taking certain actions, including among other things: (i) maintaining a ratio of Tier 1 leverage capital to adjusted total assets of at least 6.75%,
(ii) maintaining an adequate allowance for loan and lease losses, (iii) reducing classified assets to certain specified levels within prescribed time parameters, and (iv) not paying cash dividends unless, after the payment of such dividends, its Tier 1 leverage capital ratio would be at least 6.75%. This informal agreement superseded a similar informal agreement entered into in March 1993.


     On May 6, 1995 the Bank entered into an Order to Cease and Desist with the FDIC (the "Order"), a formal enforcement action pursuant to Section 8(b) of the Federal Deposit Insurance Act, as amended (the "FDI Act"). The provisions of the Order were substantially similar to those under the informal agreement. The FDIC requested the Bank enter into the Order to correct certain unsatisfactory conditions disclosed in the FDIC's Report of Examination of the Bank as of October 5, 1994 (the "1994 Examination"). The 1994 Examination determined that the Bank had inadequate capital, had continued high asset classifications, had an inadequate allowance for loan and lease losses, had experienced continued deterioration of earnings, failed to comply fully with the informal agreement and required improvements in certain internal routines and controls. The provisions of the Order were intended to address certain criticisms cited in the 1994 Examination as well as certain other matters. The Order replaced the informal agreement with respect to the FDIC, while the informal agreement continued in effect with respect to the Superintendent who was not a party to the Order.


     The Order required, among other things, that the Bank; (i) by June 30, 1995 increase its ratio of Tier 1 capital to adjusted total assets to at least seven and one-quarter percent (7.25%) and by September 30, 1995, achieve and thereafter maintain a ratio of Tier 1 capital to adjusted total assets of at least seven and one-half percent (7.50%); (ii) shall not pay cash dividends without the prior written consent of the FDIC; (iii) by September 30, 1995 submit a revised strategic plan to the FDIC; (iv) within 60 days of the effective date of the Order, submit a plan to the FDIC to control overhead; (v) reduce the level of the Bank's classified assets to agreed upon levels within certain time frames; and (vi) improve certain other internal routines and controls. Throughout 1995 the Company devoted significant resources to assure its compliance with the requirements of the Order, including the completion, in August 1995, of a private placement of 228,194 shares of common stock for $1.7 million, $1 million of which was contributed to the Bank as additional Tier 1 capital.


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

     In December 1996, the Bank was again examined by the FDIC and the Superintendent. The examination report noted the Bank's return to satisfactory condition, made only minor recommendations which were corrected in the normal course of business and terminated the resolution. (See "Market for Common Equity and Related Stockholder Matters -- Dividends").


     In September 1993, the Company was examined by the FRB and received the report of Holding Company Inspection in March 1994. This report, which relied significantly on the reports of examination of the FDIC and the Superintendent, noted the weakened financial condition of the Bank, and, pursuant to the FRB's request, the Board of Directors of the Company passed a resolution in April 1994 resolving to take certain actions, including among other things: (i) submit a plan to the FRB as to the actions being taken to comply with the informal agreement and improve the Bank's financial condition, (ii) refrain from the payment of cash dividends without prior approval of the FRB, and (iii) provide quarterly written progress reports to the FRB detailing the Company's progress in restoring the Bank's financial condition.


     In October 1995, the Company was again examined by the FRB. Pursuant to the results of this examination, the Board of Directors of the Company was asked to pass an additional resolution addressing the FRB's concerns over the financial condition of the Bank. This resolution was passed in October 1995 resolving to take certain actions, including among other things: (i) to refrain from the payment of cash dividends without the advanced written consent of the FRB, (ii) ensure compliance with the capital requirements of the Order, (iii) submit to the FRB a plan to enhance the Board's supervision of the operations and management of the consolidated Company, (iv) refrain from increasing its borrowings, incur any additional debt or purchase or redeem any stock without prior written approval of the FRB, and (v) not make any cash expenditure in excess of $20,000 to any individual or entity during any calendar month without advanced written approval of the FRB. In May of 1997, the FRB, based on the results of its October 1996 examination, released the Company from the restrictions imposed by the resolution.


     From time to time, the Company and the Bank are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings which relate to lending, collections, and other activities may seek substantial sums as damages. It may take a number of years to finally resolve some of the pending legal proceedings due to their complexity and other reasons. At December 31, 1997, the Bank was party to certain legal actions, the potential exposure from which is not possible to determine with any certainty at this time. However, the Company has reviewed these matters with legal counsel and, in management's opinion, the ultimate resolution of these actions will not have a material effect on the Company's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     Not applicable.

                                       PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  MARKET INFORMATION

     North County Bancorp's Common Stock trades on the Nasdaq Stock Market under the symbol "NCBH." Although trading in the Company's Common Stock has increased since the stock began trading on Nasdaq in July of 1996, such trades cannot be characterized as constituting an active trading market. Based on information provided by Nasdaq, Management believes that approximately 804,000 and 110,000 shares were traded in each of 1997 and 1996, respectively. Management is aware of six securities dealers that make a market for the Company's Common Stock. As reported by the National Daily Quotation Service, bid prices for the Common Stock ranged from a low of $7.50 to a high of $14.50 during 1997 and from a low of $3.625 to a high of $7.75 during 1996. These quotes reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily have represented actual transactions. There may have been transactions at other prices during that time. The following table provides information with respect to the range of high and low bid prices for the Company's stock for each quarterly period for 1997 and 1996:

                              1997                              1996
                     -------------------------         ------------------------
                        High           Low                High          Low
                        ----           ---                ----          ---
     First Quarter    $10.375        $ 7.500             $4.250        $3.625

     Second Quarter     9.750          7.875              5.000         4.250

     Third Quarter     11.000          8.500              4.875         4.625

     Fourth Quarter    14.500         11.000              7.750         4.875

(b)  HOLDERS

     On February 18, 1998 there were approximately 1,200 stockholders of record of the Common Stock.

(c)  DIVIDENDS

     As a bank holding company without significant assets other than its equity interest in the Bank, the Company's ability to pay dividends primarily depends upon the dividends it receives from the Bank. The Bank currently has outstanding 75,000 shares of noncumulative preferred stock with a $2.00 per share annual dividend and 166,677 shares of noncumulative preferred stock with a $0.72 per share annual dividend. The Bank has no present intention to pay dividends to the Company other than in amounts sufficient to cover the Company's interest and operating expenses. (See "Legal Proceedings"). As with the Company, any change in the Bank's dividend practices will depend upon the Bank's earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Bank's Board of Directors at that time.

     The Bank's ability to pay dividends to the Company is also subject to certain legal limitations. Under California law, the Bank may declare a cash dividend out of the Bank's net profits up to the lesser of the Bank's retained earnings or the Bank's net income for the last three (3) fiscal years (less any distributions made to stockholders during such period), or, with the prior written approval of the Commissioner, in an amount not exceeding the greatest of
(i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year, or (iii) the net income of the Bank for its current fiscal year.

     In addition, under federal law, the Bank is prohibited from paying any dividends if after making such payment the Bank would fail to meet any of its minimum capital requirements. (See "Item 1 -- Business -- Regulation and Supervision -- Capital Adequacy Requirements" herein.). The federal regulators also have the authority to prohibit the Bank from engaging in any business practices which are considered to be unsafe or unsound, and in some circumstances the regulators might prohibit the payment of dividends on that basis even though such payments would otherwise be permissible.

     The Bank resumed the payment of dividends in 1997 on the Bank's preferred stock, such dividends had not been paid since 1994, pursuant to the formal and informal agreements with the Bank's regulators and a Board resolution adopted in May of 1996 the last of which was terminated in March 1997. (See "Legal Proceedings").

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

     The Company's practice has been to retain earnings to provide funds for the operation and expansion of its business. Accordingly, the Company has not paid any cash dividends on its Common Stock since 1984. Management has no current plans to pay cash dividends in the foreseeable future. However, the Board's practice is to review annually the advisability of paying cash dividends based upon the Company's earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Board of Directors at that time. In making any such assessment, the Board of Directors of the Company would have to consider among other things the capital requirements of the Bank and other factors concerning the Bank, including the dividend guidelines and maintenance of an adequate allowance for loan losses.

     Pursuant to a Board resolution passed in October 1995 the Company agreed to refrain from the payment of cash dividends without the advanced written consent of the FRB. The FRB lifted this restriction in May of 1997. (See "Legal Proceedings").

ITEM 6.  SELECTED FINANCIAL DATA.

     The table below sets forth certain selected consolidated financial data for the Company and is qualified in its entirety by the detailed information and financial data presented in the Company's Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                                       As of or for the Years Ended December 31,
                                                          -------------------------------------------------------------------
                                                            1997          1996           1995           1994           1993
                                                           ------        ------         ------         ------         ------
                                                                    (Dollars in thousands, except per share data)
SUMMARY STATEMENT OF INCOME DATA
   Interest income. . . . . . . . . . . . . . . . . .    $ 22,295       $ 19,840       $ 19,286       $ 17,647       $ 16,772
   Interest expense . . . . . . . . . . . . . . . . .       5,941          5,112          5,164          4,525          4,307
   Provision for loan and lease losses. . . . . . . .       1,122          1,300          3,306          3,135          2,265
   Other income . . . . . . . . . . . . . . . . . . .       6,788          6,975          6,612          6,873          6,465
   Other expense. . . . . . . . . . . . . . . . . . .      16,198         15,567         15,334         16,521         15,140
                                                           ------         ------         ------         ------         ------
   Income before provision for income taxes. . . . .        5,822          4,836          2,094            339          1,525
   Provision for income taxes . . . . . . . . . . . .       2,313          2,092            562            254            253
                                                           ------         ------         ------         ------         ------
   Net income . . . . . . . . . . . . . . . . . . . .    $  3,509       $  2,744       $  1,532             85       $  1,272
                                                         --------       --------       --------         ------       --------
                                                         --------       --------       --------         ------       --------
SUMMARY BALANCE SHEET DATA (PERIOD END)
   Loans net of unearned income . . . . . . . . . . .    $210,991       $180,410       $161,950       $166,609       $165,395
   Allowance for loan and lease losses . . . . . . .        3,268          3,129          2,916          2,739          2,195
   Investment securities. . . . . . . . . . . . . . .      29,679         34,461         26,172         27,168         13,274
   Earning assets . . . . . . . . . . . . . . . . . .     244,670        217,071        198,622        198,049        187,044
   Total assets . . . . . . . . . . . . . . . . . . .     280,734        257,306        237,034        246,840        239,872
   Interest-bearing deposits . . . . . . . . . . . .      161,703        145,407        143,108        146,450        137,983
   Total deposits . . . . . . . . . . . . . . . . . .     251,555        229,344        213,839        226,101        219,266
   Long term obligations. . . . . . . . . . . . . . .         415          3,513          3,640          3,669          3,818
   Total stockholders' equity . . . . . . . . . . . .      25,193         20,172         17,227         13,756         13,881
PER SHARE DATA (1)
   Basic net income . . . . . . . . . . . . . . . . .    $   0.82       $   0.66       $   0.40       $   0.02       $   0.35
   Diluted net income (2) . . . . . . . . . . . . . .        0.75           0.61           0.38            --            0.34
   Book value . . . . . . . . . . . . . . . . . . . .        5.43           4.80           4.16           3.83           3.87
   Average common shares. . . . . . . . . . . . . . .   4,298,623      4,158,789      3,783,971      3,587,964      3,587,964
   Average common shares assuming dilution . . . . .    4,781,510      4,672,728      4,239,292            --       4,036,627
   Common shares outstanding. . . . . . . . . . . . .   4,637,290      4,206,705      4,143,786      3,587,964      3,587,964
SELECTED FINANCIAL RATIOS (3)
   Return on average stockholders' equity. . . . . .      15.72%         14.73%         9.97%           0.60%          9.99%
   Return on average assets . . . . . . . . . . . . .      1.28           1.11          0.66            0.03            0.56
   Net interest spread (4). . . . . . . . . . . . . .      5.90           6.18          6.47            5.96            6.11
   Net interest margin (5). . . . . . . . . . . . . .      6.94           7.09          7.30            6.63            6.76
   Tier 1 leverage capital ratio  . . . . . . . . . .      8.76           7.70          7.17            5.47            5.74
   Nonperforming loans to total gross loans . . . .        1.43           1.96          3.27            3.08            2.07
   Nonperforming assets to total gross loans and
     other real estate owned (6). . . . . . . . . . .      1.89           3.44          4.68            5.13            5.95
   Net charge-offs to average loans . . . . . . . . .      0.50           0.63          1.89            1.54            1.32
   Average stockholders' equity to average assets . .      8.14           7.54          6.61            5.79            5.57
   Loans to deposits. . . . . . . . . . . . . . . . .      83.9           78.7          75.7            73.7            75.4

(1)  Restated to reflect stock dividends.
(2) The calculation of Diluted EPS upon conversion of the Company's subordinated debentures proved to be anti-dilutive at December 31, 1994.
(3) For purposes of calculating the financial ratios, average balances are the consolidated average balances of the Company and the Bank. Bank average balances are based upon daily average balances, and Company average balances are based upon month end balances.
(4) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5) Represents net interest income as a percentage of average interest-earning assets.
(6) Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and other real estate owned.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following analysis of the Company's financial condition and results of operations for the years ended and as of December 31, 1997, 1996 and 1995 should be read in conjunction with the consolidated financial statements and the notes related thereto, and with reference to the discussion of the operations and other financial information presented elsewhere in this report. For purposes of calculating the financial ratios, average balances are comprised of both average Company and Bank balances. Bank average balances are based upon daily average balances, and Company average balances are based upon month end balances.

     Statements contained in this Report on Form 10K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date thereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially from those in such forward-looking statements are included in the discussions below.

FINANCIAL CONDITION


SUMMARY

     Total assets of the Company increased 9.1%, or $23.4 million, to $280.7 million at December 31, 1997 from $257.3 million at December 31, 1996. This growth was primarily attributable to an increase in gross loans of 17.0% or $30.6 million to $211.0 million at year-end 1997 from $180.4 million at year-end 1996. The increase in loan balances was largely due an increase in SBA, construction, and commercial real estate lending. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Loans".) Investment securities decreased 13.9% or $4.8 million to $29.7 million at December 31, 1997 from $34.5 million at December 31, 1996. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Investment Securities".) Total deposits increased 9.7% or $22.3 million to $251.6 million at December 31, 1997 from $229.3 million at December 31, 1996. Total interest-bearing deposits increased $16.3 million or 11.2% to $161.7 million at year-end 1997 from $145.4 million at year-end 1996. Noninterest-bearing deposits increased $6.0 million or 7.0% to $89.9 million at December 31, 1997 from $83.9 million at December 31, 1996. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Deposits".) Net income of the Company increased $765,000 to $3.5 million in 1997 compared to $2.7 million in 1996. This increase was primarily due to an increase in net interest income of $1.6 million that was partially offset by an increase in other expense of $631,000. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations".)

     Total assets of the Company increased 8.6%, or $20.3 million, to $257.3 million at December 31, 1996 from $237.0 million at December 31, 1995. This growth was primarily concentrated in the loan and investment portfolios. Gross loans increased 11.4% or $18.4 million to $180.4 million at year-end 1996 from $162.0 million at year-end 1995. The increase in loan balances was largely due to an increase in the volume of SBA and Title I loans the Company retained in its portfolio as opposed to selling them in the secondary market and an increase in commercial real estate lending. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Loans".) Investment securities increased 31.7% or $8.3 million to $34.5 million at December 31, 1996 from $26.2 million at December 31, 1995. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Financial Condition -- Investment Securities".) Total deposits increased 7.3% or $15.5 million to $229.3 million at December 31, 1996 from $213.8 million at December 31, 1995. Total noninterest-bearing deposits increased $13.2 million or 18.7% to $83.9 million at year-end 1996 from $70.7 million at year-end 1995. Interest-bearing deposits also increased, growing 1.6% or $2.3 million to $145.4 million at December 31, 1996 from $143.1 million at December 31, 1995. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Deposits".) Net income of the Company increased to $2.7 million in 1996 compared to $1.5 million in 1995. This increase was primarily due to a decrease of $2.0 million in the provision for loan and lease losses and an increase in net interest income of $606,000. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison Between 1996 and 1995".)

     Total stockholders' equity at December 31, 1997 was $25.2 million compared to $20.2 million at December 31, 1996. The increase was due to net income of $3.5 million, the conversion of subordinated debentures into common stock of $1.4 million, and a decrease of $84,000 in unrealized losses on available for sale securities. The Company's Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage capital ratios were 10.88%, 12.14% and 8.76%, respectively at December 31, 1997, compared to 9.94%, 11.96% and 7.70% respectively at December 31, 1996. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Capital Resources.")

     Total stockholders' equity at December 31, 1996 was $20.2 million compared to $17.2 million at December 31, 1995. The increase was due to net income of $2.7 million, the sale of common stock totaling $201,000, and a decrease of $7,000 in unrealized losses on available for sale securities.

LOANS

     Gross loans totaled $211.0 million at December 31, 1997 compared with $180.4 million at December 31, 1996, an increase of $30.6 million or 17.0%. As of December 31, 1996, gross loans had increased $18.4 million or 11.4% from $162.0 million at December 31, 1995. Gross loans comprised 75.2% of total assets at year-end 1997 compared with 70.1% at year-end 1996. Gross loans averaged $195.5 million or 79.5% of total average deposits in 1997 compared to average loans of $171.9 million or 77.8% of average deposits for 1996.

     Real estate construction loans totaled $10.3 million at December 31, 1997, an increase of $6.8 million or 196.9% from $3.5 million at December 31, 1996.
As of December 31, 1996, these loans had decreased $5.7 million or 62.2% from $9.2 million at December 31, 1995. Real estate construction loans comprised 4.9% and 1.9% of gross loans at December 31, 1997 and 1996, respectively. Total undisbursed commitments for these loans were $18.9 million at year-end 1997 compared to $3.6 million at year-end 1996. As more fully discussed below, the growth in real estate construction lending during 1997 was largely due to increased demand for these loans in the Company's market area indicative of the economic improvement in Southern California, particularly in the real estate market.

     The Company's market area includes San Diego County, Riverside County, and the southern portion of San Bernardino County, subjecting the Company's loan portfolio to the fluctuations in the residential and commercial real estate market in these areas. General economic conditions and more specifically real estate market conditions could have a significant impact on the quality of the Company's real estate and construction loan portfolio. After a long period of significant escalation in the 1980's, over building and general economic conditions led to in a sharp decline in real estate values beginning in 1991 resulting in a significant increase in the Company's nonperforming loans. (See Management Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Nonperforming Assets and Restructured Loans.") At this time, the Company's real estate construction lending activities slowed and its underwriting standards were tightened, although the Company remained active in the marketplace primarily in entry level single family residences. During 1996 the demand for real estate in Southern California, and thus, real estate values, began improving and have continued to improve through the end of 1997, largely accounting for the increase in real estate construction loans outstanding and undisbursed real estate construction loan commitments . Although there has been an increase in the demand for real estate and in real estate values in Southern California, it is presently unclear whether or not this trend will continue through 1998 or beyond. Should demand continue at its current strong levels, Management believes that its level of real estate construction activities would expand over that of 1997.

     The Bank's risk of loss on a construction loan depends largely on the accuracy of the estimated construction costs, including interest, and the accuracy of the initial estimate of the value of the completed project. If the estimated construction costs prove to have been inaccurate or costs increase as a result of construction delays, the Bank may elect to advance funds beyond the amount originally permitted to complete the project. In order to control the risk of its real estate construction lending activities, the Company establishes interest reserves and controls the disbursement of funds by requiring proper documentation and inspections to monitor the construction progress and insure completion within estimated costs. The Company's real estate construction loans are primarily for single family residences located within San Diego and Riverside counties to developers with a history of successfully developing projects in the Company's market area. The homes are generally designed for first time and middle income buyers and generally have a completed value of between $100,000 and $400,000. The Company has established underwriting standards which consider the amount of equity in the project, the borrower's ability to qualify for permanent financing upon completion, requires that all projects use experienced and licensed contractors, and for non-owner-occupied home, considers the probable success for their eventual sale. These requirements are subject to revision based upon Management's assessment of current market conditions.

     Conventional residential and commercial real estate loans totaled $45.8 million at December 31, 1997, an increase of $7.4 million or 19.4% from December 31, 1996. At December 31, 1996, these loans totaled $38.4 million, an increase of $11.5 million from $26.9 million at December 31, 1995. Within this category, commercial loans secured by first trust deeds on commercial real estate increased $7.8 million or 22.5% to $42.9 million at year-end 1997 from $35.1 million at year-end 1996. This increase was the result of the Company's promotional efforts in the commercial real estate market as well as stabilization of commercial real estate values in Southern California. Residential mortgage loans decreased $428,000 or 12.8% to $2.9 million from $3.3 million at year-end 1996. Prior to 1995, the Company originated conventional long-term residential real estate loans for sale in the secondary market as well as for its own portfolio. The Bank faced significant competition in this market from large thrift institutions and mortgage brokers and was unable to generate a sufficient volume of residential mortgage loans to develop a profitable operation, resulting in the closure of this operation in early 1995. At December 31, 1997 and 1996, the amount of mortgage loans serviced was $45.7 million and $51.6 million, respectively. The related servicing income earned on these loans was $145,000 and $149,000 in 1997 and 1996, respectively. Declining home mortgage rates have increased the refinancing activity. A high amount of refinancing activity could significantly reduce the Company's income from loan servicing.

     Commercial loans increased $30.0 million or 36.8% to $111.7 million at December 31, 1997 from $81.7 million at December 31, 1996. During 1996 commercial loans increased $6.9 million or 9.3% from $74.8 million at December 31, 1995. Commercial lending is primarily to professionals and companies with sales from $1 million to $15 million. A few of the Company's lending relationships involve companies with annual sales of up to $40 million. The Bank also originates loans guaranteed by the U.S. Small Business Administration ("SBA") which are included in the commercial loan category and were largely responsible for the growth in 1997. SBA loans increased $25.6 million or 86.9% to $55.1 million at year-end 1997 from $29.5 million at year-end 1996 largely due to increased originations and to management's decision to retain these loans in portfolio rather than sell them for a premium in the secondary market. The Bank originated approximately $35.0 million and $15.4 million in SBA loans in 1997 and 1996, respectively. Improvement in the Southern California economy has increased the demand for this type of loan which is driven by growth in the business sector. In addition, two new offices for the production of SBA lending located in Orange County, California and Renton, Washington (near Seattle) were opened in 1997. Loans have maturities ranging from seven to 25 years and are guaranteed up to 90% by the SBA. The Bank sometimes sells the guaranteed portion of these loans for a premium, retaining the unguaranteed portion and the servicing of the loans for which it is paid a servicing fee.
 During the first half of 1996 the Bank sold $8.3 million in SBA loans. During this time period, Management's decision to reduce the volume of SBA loan sales and retain these loans in the portfolio was due to the low level of demand for other types of commercial loans. The Bank intends to continue expanding its SBA lending activities possibly entering new geographic markets in 1998. While Management does not currently intend to sell a significant amount of these loans, some sales may occur. Other commercial loans increased $4.4 million or 8.5% to $56.6 million at year-end 1997 from $52.2 million at year-end 1996.

     The Company provides lease financing to municipalities and school districts in its market area subject to the same underwriting considerations and criteria as the Bank's commercial loans. These leases totaled $1.3 million at December 31, 1997, a decrease of $1.0 million or 45.5% from $2.3 million at December 31, 1996. Leases decreased during 1996 by $1.3 million or 35.1% from $3.6 million at December 31, 1995. These leases are qualified tax-exempt lease obligations for federal income tax purposes. Low yields as compared to commercial, commercial real estate and SBA loans has reduced the Company's level of activity in these leases.

     Installment and consumer loans decreased $12.8 million or 23.8% to $41.0 million at December 31, 1997. These loans totaled $53.8 million at December 31, 1996, an increase of $7.1 million or 15.1% from $46.7 million at December 31, 1995. Included in installment and consumer loans are automobile loans, Title I home improvement loans, home equity loans and home equity lines of credit. The decrease in installment and consumer loans in 1997 and the increase in 1996 were due largely to the Company's Title I loan activities. Title I loans decreased $12.6 million or 54.9% to $10.4 million at December 31, 1997. At December 31, 1996, Title I loans totaled $23.0 million, an increase of $11.0 million or 91.5% from $12.0 million at December 31, 1995.

     Title I loans are secured by junior liens on residential properties and insured up to 90% by an agency of the U.S. Government through a reserve calculated as 10% of the Company's outstanding Title I loan balances reduced by claims filed (the "HUD reserve"). Title I loans may be made to qualified home owners with little or no equity in the property. The proceeds must be used for home improvements. In addition to offering these loans to its customers, the Bank also purchases Title I loans from other Title I lenders. The amount of Title I loans that the Bank originated or purchased declined to approximately $6.8 million in 1997 from $18.0 million in 1996, due to increased competition in the Title I market. The Bank often sells these loans in the secondary market, sometimes retaining the servicing rights. The Bank sold certificates of participation in the 90% guaranteed portion in 1993 and 1994, and retained the servicing rights and some of the liability for claims. Claims on these certificates of participation, which have reduced the Bank's HUD reserve, were $381,000 in 1997 and $628,000 in 1996. Total claims processed against the Bank's HUD reserve totaled $825,000 in 1997 and $916,000 in 1996. The Bank had $362,000 in its HUD reserve at December 31, 1997 against which pending claims had been filed for the balance. The Bank has provided $1.2 million and $400,000 in loan loss provision in 1997 and 1996, respectively, to supplement its Title I HUD reserve due to the higher than expected losses that have been experienced in this portfolio. During 1997, the Bank repurchased the participations which totaled $3.4 million. Management made the decision to repurchase the participation certificates with the intent to sell the underlying loans in addition to other Title I loans from its portfolio to mitigate the potential for future losses in this loan category. This sale, which totaled $11.5 million, was closed in December 1997 and resulted in a pre-tax gain of $35,000. During 1997 and 1996, the Bank sold a total of $18.5 million and $5.3 million, respectively, in Title I loans. The Bank serviced a total of $3.6 million and $9.3 million in Title I loans at December 31, 1997 and 1996, respectively.

     As a result of increased competition in the Title I market, as well as increased demand for other types of equity loans, and to mitigate the impact of decreased premiums from the sale of Title I loans to current income, the Bank increased its volume in other equity loans during 1997 and 1996. These equity loans are secured by junior trust deeds on residential properties and may be made to home owners with little or no equity in the property. The loan-to-value ratio for equity loans may go as high as 125%. While the face amount of the loan can be as high as $100,000, subject to certain terms, the average loan size approximates $35,000. These loans have maturities ranging from 15 to 25 years. The proceeds can be used for a variety of purposes the most common of which are home improvement and debt consolidation. The Bank purchases and originates equity loans for immediate sale into the secondary market. During 1997 and 1996, the Bank originated or purchased $37.1 million and $13.5 million, respectively, in equity loans which were sold in the secondary market. At December 31, 1997, these loans totaled $4.5 million, an increase of $3.3 million or 277.9% from $1.2 million at December 31, 1996 which was up $541,000 or 84.7% from $639,000 at December 31, 1995.
Prior to 1995 the Company was not active in the equity loan market.

     Home equity lines of credit, secured primarily by second trust deeds on single family residences, declined $915,000 to $6.5 million at December 31, 1997 from $7.4 million the prior year. Home equity lines decreased $1.1 million in 1996 from $8.5 million at December 31, 1995. The Company requires a debt-to-value ratio of not higher than 80% for home equity lines, and the decline in real estate values has resulted in fewer qualified borrowers. Automobile loans decreased $211,000 or 2.2% to $9.4 million at December 31, 1997 from $9.6 million at December 31, 1996. In 1996 these loans decreased $73,000 or 0.8% from $9.7 million at December 31, 1995. The Company offers a wide range of new and used direct automobile financing. Automobile loan terms vary widely depending upon the length and amount of the loan, the value of the automobile, and the creditworthiness of the borrower. Automobile loans are generally for terms of three to five years. Such loans may be made for up to 100% of the purchase price for new automobiles and no more than 100% of the wholesale value for used automobiles. The borrower may not finance the payment of tax and license fees as part of any automobile loan. The Company contracts with a third party service to monitor the insurance coverage of each vehicle. The Company originates and funds all of its automobile loans directly. The decline in the volume of automobile loans is due to the intense competition from other bank and non-bank lenders in this market. Automobile loans represented 23.0% and 17.9% of installment and consumer loans at December 31, 1997 and December 31, 1996, respectively.

     Under laws governing California state-chartered banks, the Bank may lend up to 15% of its adjusted capital on an unsecured basis and 25% of its adjusted capital on a secured basis to any one borrower; provided, however, that the total of such secured and unsecured loans shall not exceed 25% of the Bank's adjusted capital. As of December 31, 1997, the Bank's loan limits under these regulations were $4.2 million on an unsecured basis and $7.0 million on a secured basis.

     The following table sets forth the amount of total loans outstanding in each category at the dates indicated.

                                                                                         DECEMBER 31,
                                                                 ------------------------------------------------------------

                                                                   1997         1996        1995          1994         1993
                                                                 --------     --------    --------      -------      --------
                                                                                    (DOLLARS IN THOUSANDS)
Conventional real estate loans (1). . . . . . . . . . .          $ 45,803     $ 38,352     $ 26,870     $ 26,741     $ 23,908
Lease financing . . . . . . . . . . . . . . . . . . . .             1,270        2,329        3,586        4,148        5,950
Real estate construction loans. . . . . . . . . . . . .            10,334        3,481        9,212       14,211       19,498
Commercial, financial and
  agricultural loans. . . . . . . . . . . . . . . . . .           111,726       81,692       74,755       75,700       75,008
Installment and consumer loans  . . . . . . . . . . . .            41,024       53,815       46,748       45,022       40,501
All other loans (including overdrafts). . . . . . . . .               834          741          779          787          530
                                                                 --------     --------     --------     --------     --------
    Total gross loans . . . . . . . . . . . . . . . . .           210,991      180,410      161,950      166,609      165,395
Less: Allowance for loan
   and lease losses . . . . . . . . . . . . . . . . . .             3,268        3,129        2,916        2,739        2,195
                                                                 --------     --------     --------     --------     --------
    Total net loans (2). . . . . . . . . . . . . . . .           $207,723     $177,281     $159,034     $163,870     $163,200
                                                                 --------     --------     --------     --------     --------
                                                                 --------     --------     --------     --------     --------

     The Company had standby letters of credit outstanding aggregating $1.7 million, $1.9 million, $2.6 million, $1.8 million, and $4.4 million at December 31, 1997, 1996, 1995, 1994, and 1993, respectively. In addition, the Company had commitments to grant real estate construction loans, commercial loans, and installment and consumer loans of $18.9 million, $37.5 million and $10.4 million at December 31, 1997.

--------------------
(1) Consists of $2.9 million, $3.3 million, $3.8 million, $7.4 million, and $13.0 million, of loans secured by single family residences and $42.9 million, $35.1 million, $23.1 million, $19.3 million, and $10.9 million of loans secured by commercial property as of December 31, 1997, 1996, 1995, 1994, and 1993, respectively.

(2) Net of participation sold of $2.2 million, $2.2 million, $2.9 million, $4.2 million, and $2.2 million in 1997, 1996, 1995, 1994, and 1993,
     respectively.   Participations are sold without recourse.

NONPERFORMING ASSETS AND RESTRUCTURED LOANS

     Nonperforming assets consist of nonperforming loans and other real estate owned ("OREO"). The Company considers a loan to be nonperforming when any one of the following events occurs: (i) any installment of principal or interest is 90 days past due; (ii) the full timely collection of interest or principal becomes uncertain; (iii) the loan is classified as "doubtful" by bank examiners; or (iv) a portion of its principal balance has been charged-off. The Company's policy is to classify loans which are 90 days past due as nonaccrual loans unless Management determines that the loan is adequately collateralized and in the process of collection or other circumstances exist which would justify the treatment of the loan as fully collectible. OREO, which is any real estate owned other than banking premises, typically consists of foreclosed properties.

     Total nonperforming assets were $4.0 million at December 31, 1997, a decline of $2.3 million or 36.4%, as compared to $6.3 million at December 31, 1996. This decline was the result of the Company's continued efforts to reduce nonperforming assets, as well as improvement in the Southern California economy. Nonperforming assets at December 31, 1997 consisted of $3.0 million in nonaccrual loans, a decrease of $520,000 or 14.7% as compared to $3.5 million at December 31, 1996, and $1.0 million in OREO, a decrease of $1.8 million or 64.2% as compared to $2.8 million at December 31, 1996. Commercial loans classified as nonaccrual totaled $2.2 million at December 31, 1997, an increase of $623,000 or 40.5%. Nonaccrual loans in the installment and consumer category totaled $858,000 at December 31, 1997, as compared to $1.3 million at December 31, 1996, a decrease of $412,000 or 32.4%.

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

     OREO is recorded at its net realizable value at the time the asset is transferred to OREO. Additional writedowns in the value of the properties may occur depending upon changes in the market, annual appraisals of the property and the estimated length of time needed to dispose of the property. The Company has experienced some improvement in its ability to dispose of its OREO over the last several years, selling 13 properties that totaled $3.3 million during 1997 and 22 properties that totaled $2.8 million during 1996. At December 31, 1997, OREO consisted of one single family residence carried at $0, two commercial properties totaling $196,000, and 21 parcels of vacant land zoned for
residential use totaling $790,000.   Management believes that all of the Bank's
OREO will ultimately be sold at prices sufficient to recover all of the values at which they are currently being carried on the books of the Bank. However, until each of those properties is actually sold, it is impossible to predict whether such prices will actually recover such values.

     Interest income included in net interest income relating to nonaccrual loans was $123,000 and $84,000 for the years ended December 31, 1997 and 1996, respectively. Additional interest income of $212,000 and $327,000 on nonaccrual loans would have been recorded during 1997 and 1996, respectively, if the loans had been paid in accordance with their original terms and had been outstanding throughout the 12 months then ended or, if not outstanding throughout the 12 months then ended, since origination.

     The table on the following page provides information with respect to the components of the Company's nonperforming assets at the dates indicated.

                                                                                         DECEMBER 31,
                                                                 ------------------------------------------------------------

                                                                   1997         1996        1995          1994         1993
                                                                 --------     --------    --------      -------      --------
                                                                                    (DOLLARS IN THOUSANDS)
Loans 90 days or more past due
and still accruing (as to principal or interest)
  Installment and consumer loans .. . . . . . . . . . .           $    --      $    --      $    --     $     14     $     54

Nonaccrual loans
  Conventional real estate  . . . . . . . . . . . . . .                --          150        1,095        1,187           --
  Real estate construction . . . . . . . . . . . . . .                 --          581        1,506        1,389          537
  Commercial. . . . . . . . . . . . . . . . . . . . . .             2,163        1,540        1,560        1,775        2,287
  Installment and consumer loans. . . . . . . . . . . .               858        1,270        1,129          767          547
                                                                  -------      -------      -------      -------      --------
    Total . . . . . . . . . . . . . . . . . . . . . . .             3,021        3,541        5,290        5,118        3,371
                                                                  -------      -------      -------      -------      --------
    Total nonperforming loans. . . . . . . . . . . . .              3,021        3,541        5,290        5,132        3,425

Other real estate owned . . . . . . . . . . . . . . . .               986        2,756        2,402        3,607        6,821
                                                                  -------      -------      -------      -------      --------
    Total nonperforming assets . . . . . . . . . . . .            $ 4,007      $ 6,297     $  7,692     $  8,739      $10,246
                                                                  -------      -------      -------      -------      --------
                                                                  -------      -------      -------      -------      --------

Nonperforming loans to
  total gross loans . . . . . . . . . . . . . . . . . .             1.43%        1.96%        3.27%        3.08%        2.07%
                                                                  -------      -------      -------      -------      --------
                                                                  -------      -------      -------      -------      --------

Nonperforming assets to
  total gross loans plus
  other real estate owned . . . . . . . . . . . . . . .             1.89%        3.44%        4.68%        5.13%        5.95%
                                                                  -------      -------      -------      -------      --------
                                                                  -------      -------      -------      -------      --------


          Other past due loans at December 31, 1997 included $749,000 of loans past due more than 30 days but less than 90 days.


          Restructured loans consist of loans whose terms have been modified to provide some relief from the scheduled interest and principal payments in light of the customer's financial difficulties, the objective of which is to maximize the Bank's possibility of collection. Restructured loans totaled $3.9 million and $5.4 million at December 31, 1997 and 1996, respectively. Restructured loans includes $115,000 and $45,000 in conventional real estate loans and commercial loans, respectively, which were accounted for as nonaccrual loans at December 31, 1997.


          The following table provides information with respect to the components of the Company's restructured loans at the dates indicated.


                                                                                         DECEMBER 31,
                                                                 ------------------------------------------------------------

                                                                   1997         1996        1995          1994         1993
                                                                 --------     --------    --------      -------      --------
                                                                                    (DOLLARS IN THOUSANDS)
Restructured loans
  Real estate conventional . . . . . . . . . . . . . .             $3,378       $4,674       $6,459       $4,777       $  330
  Commercial. . . . . . . . . . . . . . . . . . . . . .               484          731          479        1,354        1,732
                                                                  -------      -------       ------       ------       ------
    Total . . . . . . . . . . . . . . . . . . . . . . .            $3,862       $5,405       $6,938       $6,131       $2,062
                                                                  -------      -------       ------       ------       ------
                                                                  -------      -------       ------       ------       ------

            A loan is deemed to be impaired when it is probable that a creditor may not collect amounts due according to the original contractual terms of the original loan agreement. Impaired loans are measured using one of the following methods: (i) the present value of expected cash flows discounted at the loan's effective interest rate; (ii) the observable value of the loan's market price; or (iii) the fair value of the collateral if the loan is collateral dependent. All impaired loans at December 31, 1997 were measured based on the fair value of the loan collateral. Interest income on impaired loans is recognized on a cash basis.

            The Bank's recorded investment in impaired loans at December 31, 1997 and 1996, was $2,163,000 and $2,271,000, respectively. Reserves for loan losses of $151,000 and $342,000 were established for impaired loans at December
31, 1997 and 1996, respectively.   The average recorded investments in impaired
loans during 1997 and 1996 were $2,528,000 and $3,602,000, respectively. Interest income on impaired loans of $120,000 and $49,000 was recognized for cash payments received in 1997 and 1996. The Company is not committed to lend additional funds to debtors whose loans have been modified.

     ALLOWANCE FOR LOAN AND LEASE LOSSES

     The allowance for loan and lease losses at December 31, 1997 totaled $3.3 million or 1.55% of total gross loans as compared to $3.1 million or 1.73% of total gross loans at December 31, 1996 and $2.9 million or 1.80% of total gross loans at December 31, 1995.

     It is the Company's practice to maintain the allowance for loan and lease losses at a level considered by Management to be adequate. Each month Management calculates an acceptable allowance for loan and lease losses using an internal rating system based upon the risk associated with various categories of loans. A portion of the calculation is based upon the historical loss experience of the preceding five years and in some risk categories the degree of collateralization. The risk assigned to each loan is first determined when the loan is originated. It is then reviewed quarterly and revised as appropriate. In addition, the Bank maintains a monitoring system for all credits that have been identified either internally or externally as warranting additional Management attention. These credits are formally reported to Management by the lending officers on a quarterly basis and are subsequently reviewed by the Loan Committee of the Board of Directors. Reserves against these loans are based on the credit risk assigned to the loans as described above utilizing a schedule of percentages developed by Management in accordance with historical loss experience, ranging from 0.5% to 50% of the present loan balances. These percentages may be modified, based upon current or prospective local economic conditions. The comments of bank examiners, the Company's independent auditors and a third party loan review consultant hired by the Bank on a periodic basis are also considered in revising risk category assignments. In determining the actual allowance for loan and lease losses to be maintained, Management augments this calculation with an analysis of the present and prospective financial condition of certain borrowers, industry concentrations within the portfolio, trends in delinquent and nonaccrual loans and general economic conditions. During 1997 and 1996, $1.2 million and $400,000, respectively, of the provision for loan and lease losses was provided to supplement the Bank's Title I HUD reserve due to potential losses arising from the Title I participation certificates sold in 1993 and 1994. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Loans.")

     The allowance for loan and lease losses is based upon estimates and ultimate losses may vary from current estimates. The continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future funding levels. Management believes that the allowance for loan and lease losses at December 31, 1997 was adequate to absorb the known and inherent risks in the loan portfolio. However, no assurance can be given that changes in the current economic environment in the Bank's principal market area or other circumstances will not result in increased losses in the Bank's loan portfolio in the future.

     Net charged-off loans as a percentage of the beginning of the period allowance for loan and lease losses were 31.4%, 37.3% and 114.2% in 1997, 1996 and 1995, respectively. The decreased level of charge-offs over the past two years reflects improvement in the Southern California economy and real estate values, and in the Company's asset quality. Additionally, the Bank recovered $489,000 in 1997 on one commercial real estate loan that had been charged off in 1996 and 1995.

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

                                                                                  YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------------------------------

                                                                   1997         1996        1995          1994         1993
                                                                 --------     --------    --------      -------      --------
                                                                                    (DOLLARS IN THOUSANDS)
BALANCES:
  Average loans during period. . . . . . . . . . . . .           $195,536     $171,906     $165,374     $168,076     $167,402
  Loans at end of period . . . . . . . . . . . . . . .            210,991      180,410      161,950      166,609      165,395

ALLOWANCE FOR LOAN AND LEASE LOSSES:
  Balance at beginning of period . . . . . . . . . . .              3,129        2,916        2,739        2,195        2,134

  Actual charge-offs:
    Conventional real estate loans . . . . . . . . . .                 13          361          183          380          197
    Real estate construction . . . . . . . . . . . . .                 --           --          525           71           69
    Commercial, financial and
      agricultural loans . . . . . . . . . . . . . . .                502          450        1,514        1,595        1,101
    Installment and consumer loans.  . . . . . . . . .              1,054          609        1,022          804          963
                                                                 --------     --------     --------      -------      --------
       Total . . . . . . . . . . . . . . . . . . . . .              1,569        1,420        3,244        2,850        2,330

  Recoveries on loans previously
  charged-off:
    Conventional real estate loans . . . . . . . . . .                489           --          --           --            --
    Commercial, financial and
      agricultural loans . . . . . . . . . . . . . . .                 33          274           47          184           51
    Installment and consumer loans.  . . . . . . . . .                 64           59           68           75           75
                                                                 --------     --------     --------     --------      --------
       Total . . . . . . . . . . . . . . . . . . . . .                586          333          115          259          126

  Net loan charge-offs . . . . . . . . . . . . . . . .                983        1,087        3,129        2,591        2,204
  Provision for  loan and lease losses . . . . . . . .              1,122        1,300        3,306        3,135        2,265
                                                                 --------     --------     --------    ---------    ---------
  Balance at end of period . . . . . . . . . . . . . .            $ 3,268    $   3,129    $   2,916    $   2,739    $   2,195
                                                                 --------     --------     --------      -------    ---------
                                                                 --------     --------     --------      -------    ---------

RATIOS:
  Net loan charge-offs to
    average loans. . . . . . . . . . . . . . . . . . .               0.50%        0.63%        1.89%        1.54%        1.32%
  Allowance for loan and lease losses
    to loans at end of period. . . . . . . . . . . . .               1.55         1.73         1.80         1.64          1.33
  Net loan charge-offs to beginning
    of the period allowance for
    for loan and lease losses. . . . . . . . . . . . .               31.4         37.3        114.2         118.0        103.3
  Net loan charge-offs to provision
    for loan and lease losses. . . . . . . . . . . . .               87.6         83.6         94.7         82.7          97.3


     The primary risk element considered by Management with respect to each installment and conventional real estate loan is lack of timely payment and the value of the collateral. The primary risk elements with respect to real estate construction loans are fluctuations in real estate values in the Company's market areas, inaccurate estimates of construction costs, fluctuations in interest rates, the availability of conventional financing, the demand for housing in the Company's market area and general economic conditions. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Loans.") The primary risk elements with respect to commercial loans are the financial condition of the borrower, general economic conditions in the Company's market area, the sufficiency of collateral, the timeliness of payment and with respect to adjustable rate loans, interest rate fluctuations. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews the existence of collateral and its value. Management also has a reporting system that monitors all past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Company's position.

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

     The Company anticipates total net charge-offs of approximately $1.1 million or .50% of projected average loans during 1998 as compared to net charge-offs of $1.0 million in 1997. This projected increase is due to loan growth combined with a reduction in the level of loan loss recoveries as compared to 1997. It is anticipated that net charge-offs by loan category will be as follows; conventional real estate, $242,000; real estate construction, $54,000; commercial, financial and agricultural, $591,000; and installment and consumer
loans, $243,000.   These estimates are based upon Management's analysis of the loan portfolio and its analysis of the adequacy of the allowance for loan and lease losses. No assurances can be given that the net charge-offs anticipated will not be greater than or less than $1.1 million, or that they will occur in the projected categories.

INVESTMENT PORTFOLIO

     The Company's investment securities are classified into two categories: available for sale and held to maturity. Investments classified as available for sale are carried at market value, with the unrealized gain or loss net of tax effect reflected as a separate component of stockholders' equity. Held to maturity investments are carried at amortized cost. Available for sale securities totaled $17.5 million and $23.1 million at December 31, 1997 and 1996, respectively. Held to maturity securities totaled $12.1 million and $11.3
million at December 31, 1997 and 1996, respectively.    The Company has not
transferred securities between classifications and has no investments classified as trading account securities. Unrealized losses of $3,000 and $156,000 for 1997 and 1996, respectively, have been recognized in the available for sale portfolio.

     The Company's investment strategy is to maximize portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the investment strategy are to provide adequate levels of investment income and secondarily to maintain an appropriate level of liquidity. The Company's current investment policy is to invest in securities that have a maturity or remaining projected life of not more than seven years and an investment grade credit rating by one or more nationally recognized rating agencies. The policy prohibits gains trading, when-issued trading, short sales and investing in stripped securities, mortgage-backed residuals, derivative securities and most structured securities.

     At December 31, 1997, investment securities totaled $29.7 million or 10.5% of total assets, a decrease of $4.8 million, or 13.9%, compared to $34.5 million or 13.4% of assets at December 31, 1996. The decrease in the total investment portfolio was prompted by an increase in loan demand in the Company's market areas. During 1997, the mix within the available for sale investment portfolio (as exhibited in the table on the following page) was directed from fixed income government agency obligations which decreased $8.0 million or 88.9% into mortgage-backed securities which increased $5.5 million or 75.2%. The shift in mix was in response to declining short-term interest rates and designed to enhance the portfolio yield. The Company sold $14.6 million from its available for sale portfolio in 1997 comprised of $8.0 million in government agencies, $3.6 million in mortgage-backed securities
(mostly fixed rate) and $3.0 million in a government fund.   The sales
resulted in net gains of $53,000. Investment purchases totaled $19.4 million in 1997 of which $12.0 million were mortgage-backed securities. Most of the mortgage-backed securities purchased in 1997 are comprised of adjustable rate mortgages most commonly tied to the one year, three year or five year treasuries or the Federal Home Loan Bank Eleventh District cost of funds index. Although principal value may fluctuate, the individual mortgages in these pools are periodically adjusting to current rates, resulting in an asset with a principal value that is relatively stable compared to fixed income securities with similar characteristics, making them less sensitive to interest rate risk. Also, due to an active secondary market, mortgage-backed securities can offer liquidity similar to U.S. Treasury securities at yields that are typically higher than comparable Treasury securities. In 1996 investment securities increased $8.3 million, or 31.7%, from $26.2 million or 11.0% of assets at December 31, 1995. The increase in the investment portfolio in 1996 was primarily due to the low demand for loans in the Company's market areas.

     The table below summarizes the carrying value and distribution of the Company's investment securities as of the end of the last three years (dollar amounts are stated in thousands).


                                                           1997        1996           1995
                                                         --------    -------         -------
AVAILABLE FOR SALE:
U.S. Treasury securities . . . . . . . . . .            $   --       $   501        $   548
Obligations of other U.S.
  government agencies. . . . . . . . . . . .              1,002        9,022          9,977
Obligations of states and political
  sub-divisions. . . . . . . . . . . . . . .              2,116        2,142          1,599
Mortgage-backed securities  . . . . . . . . .            12,896        7,362          3,014
Equity securities (1) . . . . . . . . . . . .             1,530        4,090          3,112
                                                        -------      --------        -------
  Total . . . . . . . . . . . . . . . . . . .           $17,544      $23,117        $18,250
                                                        -------      --------        -------
                                                        -------      --------        -------
HELD TO MATURITY:
U.S. Treasury securities . . . . . . . . . .            $   301      $   747        $ 1,744
Obligations of other U.S
  government agencies. . . . . . . . . . . .              7,478        5,674          4,933
Obligations of states and political
  sub-divisions. . . . . . . . . . . . . . .              1,748        1,751            907
Mortgage-backed securities  . . . . . . . . .             2,608        3,172            338
                                                        -------      --------        -------
   Total . . . . . . . . . . . . . . . . . .            $12,135      $11,344        $ 7,922
                                                        -------      --------        -------
                                                        -------      --------        -------

     The table below summarizes the maturity of the Company's investment securities and their weighted average yields at December 31, 1997. Tax-exempt income from investment securities is presented on a tax-equivalent basis assuming a 34% federal income tax rate for 1997. Mortgage-backed securities are categorized based on final maturity dates.


                                                      AFTER ONE BUT     AFTER FIVE BUT
                                       WITHIN           WITHIN FIVE       WITHIN TEN              AFTER TEN
                                      ONE YEAR             YEARS              YEARS                 YEARS             TOTAL
                                  ----------------    ----------------  ---------------       ----------------   ----------------
                                  AMOUNT     YIELD    AMOUNT     YIELD   AMOUNT    YIELD      AMOUNT     YIELD   AMOUNT     YIELD
                                  ------     -----    ------     -----   ------    -----      ------     -----   ------     -----
                                                                     (DOLLARS IN THOUSANDS)

U.S. Treasury securities . . .    $  301      5.74%   $  --        --%  $   --        --%    $   --        --%  $   301     5.74%
Obligations of other U.S.
  government agencies. . . . .     1,249      5.09     7,231      6.55      --        --         --        --     8,480     6.34
Obligations of states and
  political subdivisions . . .       502      6.75     2,292      6.60     1,070      9.51       --        --     3,864     7.42
Mortgage-backed securities . .       382      6.18       336      8.25       885      6.36    13,901      6.9    15,504     6.78
Equity securities (1). . . . .     1,530      5.76       --         --       --         --       --        --     1,530     5.76
                                  ------              ------             -------             -------            -------
  Total investment securities.    $3,964     5.71%    $9,859     6.62%   $ 1,955      8.08%  $13,901      6.79% $29,679     6.67%
                                  ------              ------             -------             -------            -------
                                  ------              ------             -------             -------            -------

---------------
(1) Equity securities in 1997, 1996 and 1995, included $498,000, $3.4 million and $3.1 million, respectively, in government securities bond and money market funds which invest in securities guaranteed by the U.S. Government, $794,000 and $733,000 in Federal Home Loan Bank stock in 1997 and 1996, respectively, and $238,000 in Federal Reserve Bank stock in 1997. Equity securities are carried on the books of the Company at the lower of aggregate cost or market. In 1997, 1996 and 1995 stockholders' equity was reduced by $36,000, $68,000 and $44,000, respectively to reflect a decline in the market value of these securities.

DEPOSITS

     Total average deposits increased $25.2 million or 11.4% to $246.0 million at year-end 1997 from $220.8 million at year-end 1996. This growth was centered in average time deposits which increased $16.5 million or 46.8% to $51.6 million at December 31, 1997. Average time deposits as a percentage of total average deposits increased to 21.0% from 15.9% last year. The Company ran a local deposit promotion during March of 1997 that raised approximately $17.0 million in seven month certificates of deposit. In addition to funding loan growth, the promotion was aimed at increasing the Company's market share by developing new business and expanding existing customer relationships. Average noninterest-bearing demand deposits increased $8.7 million or 11.8% to $82.0 million at the end of 1997 from $73.3 million at the end of 1996. Average noninterest-bearing demand deposits represented 33.3% and 33.2% of average total deposits at December 31, 1997 and 1996, respectively.

     Total average deposits increased to $220.8 million in 1996 compared to $210.3 million for 1995, an increase of $10.5 million or 5.0%. Noninterest-bearing demand accounts provided the largest average dollar increase, growing $6.4 million or 9.6% to $73.3 million in 1996 from $66.9 million in 1995. Average noninterest-bearing demand deposits represented 33.2% and 31.3% of total average deposits in 1996 and 1995, respectively, reflecting the retail nature of the Company's deposit base. Interest-bearing demand deposits increased $3.0 million or 9.0% to $36.8 million and time deposits grew $4.6 million or 14.9% to $35.2 million. Savings accounts, the only category to decrease, dropped $3.4 million or 4.4% to $75.6 million in 1996, representing 34.2% of total average deposits compared to 37% in 1995.

      The levels of noninterest-bearing demand deposits (including retail accounts) are influenced by such factors as customer service, service charges and the availability of banking services (i.e., extended hours, convenience of location, availability of ATMs). No assurance can be given that the Company will be able to maintain its current level of noninterest-bearing deposits. The Company's percentage of noninterest-bearing deposits remains high compared to similar sized institutions. Competition from other banks and thrift institutions as well as money market funds, some of which offer interest rates substantially higher than the Company, makes it difficult for the Company to maintain the current level of noninterest-bearing deposits. Management continually works to implement pricing and marketing strategies designed to lower the average rate paid on interest-bearing deposits and to maintain a stable deposit mix.

     The following table summarizes the distribution of average deposits (in thousands) and the average rates paid for the periods indicated.


                                                                     YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------------
                                                     1997                       1996                     1995
                                            ----------------------     ---------------------    -----------------------
                                              AVERAGE      AVERAGE     AVERAGE        AVERAGE   AVERAGE          AVERAGE
                                              BALANCE        RATE      BALANCE          RATE     BALANCE           RATE
                                             --------      -------     --------      -------    --------         --------
Noninterest-bearing
  demand deposits . . . . . . . . .          $ 81,958          --      $ 73,298          --      $ 66,910           --
Interest bearing
  demand deposits . . . . . . . . .            36,809         1.43%      36,791         1.44%      33,744         1.70%
Savings deposits. . . . . . . . . .            75,650         3.29       75,583         3.29       79,031         3.42
Time deposits . . . . . . . . . . .            51,621         5.11       35,166         4.77       30,600         4.76
                                             --------                  --------                  --------
     Total deposits . . . . . . . .          $246,038         2.30%    $220,838         2.13%    $210,285         2.25%
                                             --------                  --------                  --------
                                             --------                  --------                  --------

     As part of its asset/liability management policy, the Company generally limits the issuance of time deposits of $100,000 or greater primarily to customers who have other business relationships with the Company and who reside within the Company's market area, although the Company may offer such deposits to others to help it meet its liquidity needs. The Company generally limits the terms of these deposits to less than one year in order to allow it to react quickly to changing interest rates. At December 31, 1997, time deposits of $100,000 or more totaled $9.2 million, representing 19.7% and 3.7% of total time deposits and total deposits, respectively.

At December 31, 1996, time deposits of $100,000 or more totaled $9.2 million, representing 24.6% and 4.0% of total time deposits and total deposits, respectively. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Asset Liability Management.")

     The scheduled maturity of the Company's time deposits in denominations of $100,000 or greater as of December 31, 1997 were as follows:

          TIME DEPOSITS MATURING IN                      DECEMBER 31, 1997
          -------------------------                      -----------------
                                                           (IN THOUSANDS)
          Three months or less. . . . . . . . . . . . .         $5,181
          Over three months through six months. . . . .          1,439
          Over six months through twelve months . . . .          2,364
          Over twelve months. . . . . . . . . . . . . .            200
                                                                ------
              Total . . . . . . . . . . . . . . . . . .         $9,184
                                                                ------
                                                                ------

CAPITAL RESOURCES

     Stockholders' equity increased $5.0 million or 24.9% to $25.2 million at December 31, 1997 from $20.2 million at December 31, 1996. This increase was due to net income of $3.5 million, the conversion of subordinated debentures, net of deferred offering costs, of $1.4 million, and a decrease of $84,000 in unrealized losses on available for sale securities. Stockholders' equity increased $3.0 million or 17.1% to $20.2 million at December 31, 1996 from $17.2 million at December 31, 1995. This increase was due to net income of $2.7 million, the sale of $201,000 of common stock, and a decrease $7,000 in unrealized losses on available for sale securities.
(See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations.")

     Under the risk-based capital guidelines for banks and bank holding companies adopted by the federal banking regulators in 1988 the Company and the Bank are required to maintain a minimum ratio of total capital to total risk-weighted assets of 8.00% (at least one-half of which must consist of Tier 1 capital). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. At December 31, 1997 the Company's risk-based capital ratios were 10.88% for Tier 1 capital and 12.14% for total capital and the Bank's risk-based capital ratios were 10.85% for Tier 1 and 12.10% for total capital. The Company's risk-based capital ratios at December 31, 1996 were 9.94% for Tier 1 capital and 11.96% for total capital and the Bank's risk-based capital ratios were 11.28% for Tier 1 capital and 12.53% for total capital.

     Additionally, the federal banking regulators adopted minimum Tier 1 leverage capital ratio requirements in 1990 supplementing the risked-based capital regulations and replacing minimum leverage ratios used prior to 1990.
 The rules require a minimum ratio of Tier 1 capital to total assets of 3.00% for institutions receiving the highest regulatory rating. All other institutions are required to meet a minimum ratio of 4.00% to 5.00%. Tier 1 capital consists of common equity, minority interest in equity of consolidated subsidiaries, and qualifying perpetual preferred stock. At December 31, 1997 and 1996, the Company's Tier 1 leverage capital ratios were 8.76% and 7.70%, respectively. The Tier 1 leverage capital ratios of the Bank were 8.73% and 8.74% at December 31, 1997 and 1996, respectively. (See "Description of Business -- Regulation and Supervision --Capital Adequacy Requirements" and "Legal Proceedings"). The decrease in the Bank's capital ratios at December 31, 1997 as compared to December 31, 1996, was due to the payment of $1.5 million in dividends to the Company during 1997, the proceeds of which were used to payoff Company debt and for general operating purposes.

     In May 1990, the Company issued $1.7 million in 9 1/4% convertible subordinated debentures (the "Debentures") of which $1.5 million were outstanding at December 31, 1996. In September 1997, at which time $1.5 million in Debentures were outstanding, the Company announced that it was exercising its option to redeem the Debentures at a price of 102.25% effective October 31, 1997 to holders of record on October 27, 1997. Prior to the record date most holders of the Debentures elected to convert to common stock, receiving 267 shares per $1,000 face value of Debentures, a conversion price of $3.74. Holders of $5,000 in Debentures opted for cash redemption on October 31, 1997. The conversion of Debentures during 1997 resulted in an increase in common stock, a component of Tier 1 capital, of $1.4 million which was net of deferred offering costs of $101,000. Outstanding Debentures of $1.5 million at December 31, 1996 qualified as Tier 2 capital under risk-based capital guidelines.

     The Company had $1.6 million outstanding under two term notes as of December 31, 1996 that were paid in full in May of 1997. Proceeds from the notes were used to purchase $1.5 million of noncumulative perpetual preferred stock from the Bank in 1993.

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

     During 1998, Management anticipates capital expenditures of approximately $1.5 million primarily for upgrades to computer and data communications equipment, computer software and improvements to current facilities.

RESULTS OF OPERATIONS

     NET INCOME

     Net income increased 27.9% or $765,000 to $3.5 million for the year ended December 31, 1997 from $2.7 million for the year ended December 31, 1996. Basic earnings per share increased to $0.82 per share in 1997 from $0.66 in 1996. Return on average assets, average stockholders' equity and beginning equity were 1.28%, 15.72% and 17.39%, respectively, for 1997, up from 1.11%, 14.73% and 15.93%, respectively, for 1996. The increase in earnings is primarily attributable to an increase in net interest income of $1.7 million or 11.0% partly offset by an increase in other expense of $631,000 or 4.1%. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Net Interest Income and Other Expense".)

     NET INTEREST INCOME

     Net interest income, the principal source of income for the Company, is interest and fees earned on loans and investments less the interest paid on deposits and borrowings. Primary factors affecting the level of net interest income include increases or decreases in the average balances (volume) of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on these assets and liabilities, the Company's ability to manage its earning asset portfolio and the availability of particular sources of funds. Net interest income for the year ended December 31, 1997 was $16.4 million compared to $14.7 million in 1996, an increase of $1.7 million or 11.0%. This increase is primarily attributable to an increase in average interest-earning assets partly offset by a decrease in the net interest margin.

     Interest income increased $2.5 million of which amount $2.6 million was attributable to increased volume that was partly offset by a decrease of $189,000 due to slightly lower yields. The largest portion of the increase in volume was in average loans which grew $23.6 million, contributing $2.4 million to the increase in interest income partly offset by declining yields on loans which decreased interest income by $177,000. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Financial Condition -- Loans.") Maturities of fixed rate higher yielding loans combined with a decrease in total consumer loans outstanding and a declining interest rate environment have decreased the yield on the loan portfolio to 10.25% in 1997 from 10.37% in 1996. The average yield on investments and Federal funds sold were 5.67% and 5.41%, respectively, in 1997 as compared 5.80% and 5.08%, respectively, in 1996. The average tax equivalent yield on interest-earning assets was 9.45% in 1997 compared to 9.53% in 1996.

     Interest expense increased $829,000 or 16.2% to $5.9 million at year-end 1997 from $5.1 million in 1996. This increase was primarily due to an increase of $957,000 or 20.4% in interest on deposits . Average total deposits grew $25.2 million to $246.0 million in 1997 compared to $220.8 million for 1996. The average rate paid on interest-bearing deposits during 1997 was 3.44% compared to 3.18% last year. Time deposits averaged $51.6 million with an average rate paid of 5.11% in 1997 compared to an average balance of $35.2 million at an average rate of 4.77% in 1996. The increase in both average volume and the rate paid on deposits in 1997 is largely attributable to the Company's efforts to increase its market share by offering a short term (seven months) certificate of deposit at a rate of 6.0% in the first part of the year. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition --Deposits.") The Company's net interest spread (the average taxable equivalent rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities) decreased to 5.90% for 1997 from 6.18% for 1996 and the net tax equivalent interest margin (net interest income as a percentage of average interest-earning assets) decreased to 6.94% from 7.09% during the same time period.

     The yield on approximately 51.2% and 46.3% at December 31, 1997 and 1996, respectively, of the Bank's loan portfolio moves up or down within one year as the Bank adjusts its base lending rate (generally set at between 1% to 2% over national prime rate), with changes in the national prime rate, or with changes in other widely used indices. An additional 8.5% of the portfolios at December 31, 1997 and 1996, consisted of fixed rate loans which mature in one year or less. The foregoing enables the Bank to quickly adjust to a changing interest rate environment. Management believes that interest rates on each category of loans in the Bank's loan portfolio are competitively priced for banks in its market area. The yield on average loans is also dependent on the mix of loans in the loan portfolio. Real estate construction loans and commercial loans are typically offered at higher interest rates and fees than conventional real estate loans, lease financing or automobile and other consumer loans. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Financial Condition -- Loans.")

     The table on the following page shows the Company's consolidated average balances of assets, liabilities and stockholders' equity, the amount of interest income or interest expense, the average yield or rate for each category of interest-earning assets and interest-bearing liabilities, and the net interest spread and net interest margin for the year indicated.
Tax-exempt income from investment securities and loans is presented on a tax-equivalent basis assuming a 34% federal tax rate for 1997, 1996, and 1995.

                                                                        YEARS ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------------------------------
                                                    1997                          1996                           1995
                                   ------------------------------    ----------------------------    ----------------------------
                                             INTEREST     AVERAGE              INTEREST   AVERAGE              INTEREST   AVERAGE
                                   AVERAGE    INCOME/      RATE/     AVERAGE    INCOME/    RATE/     AVERAGE    INCOME     RATE/
                                   BALANCE    EXPENSE      YIELD     BALANCE    EXPENSE    YIELD     BALANCE    EXPENSE    YIELD
                                   -------   --------     ------     -------  --------   --------   -------   ---------- --------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
   Interest-earning assets:
   Loans (1). . . . . . . . . .   $ 195,536   $ 20,050    10.25%   $ 171,906    $ 17,831   10.37%   $ 165,374   $ 17,617    10.65%
   Taxable investment
      securities. . . . . . . .      30,289      1,713     5.65       27,570       1,592    5.78       20,570      1,294     6.29
   Tax-exempt investment
      securities. . . . . . . .       2,861        182     5.88        2,261         138    6.09        1,223         47     3.81
   Interest-bearing deposits. .         277         16     5.79          --          --      --            44          3     5.60
   Federal funds sold . . . . .       8,124        439     5.41        7,573         385    5.08        7,708        429     5.56
                                  ----------  --------    -----    ---------     -------   -----    ---------    -------    -----
   Total earning assets . . . .     237,087     22,400     9.45      209,310      19,946    9.53      194,919     19,390     9.95
                                  ----------  --------    -----    ---------     -------   -----    ---------    -------    -----
                                  ----------  --------    -----    ---------     -------   -----    ---------    -------    -----
Noninterest-earning assets:
   Cash and due from banks. . .      23,079                           22,560                          21,070
   Premises and equipment, net.       8,328                            9,184                          10,026
   Other assets (2) . . . . . .       9,055                            9,028                           9,238
                                  ----------                       ---------                       ---------
   Total noninterest-earning
      assets. . . . . . . . . .      40,462                           40,772                          40,334
                                  ----------                       ---------                       ---------
Less allowance for loan
   and lease losses . . . . . .       3,264                            3,233                           2,668
                                  ----------                       ---------                       ---------

      Total assets. . . . . . .   $ 274,285                        $ 246,849                       $ 232,585
                                  ---------                        ---------                       ---------
                                  ---------                        ---------                       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Deposits:
      Interest-bearing demand .      36,809        525       1.43     36,791         528     1.44     33,744        574     1.70
      Savings . . . . . . . . .      75,650      2,487       3.29     75,583       2,488     3.29     79,031      2,705     3.42
      Time. . . . . . . . . . .      51,621      2,638       5.11     35,166       1,677     4.77     30,600      1,457     4.76
   Other short term borrowings.       1,410         76       5.24      1,622          74     4.43      1,483         84     5.65
   Capital lease. . . . . . . .         422         61      14.57        444          65    14.59        476         72    14.18
   Long term debt . . . . . . .       1,624        154       9.47      3,229         280     8.67      3,178        272     8.71
                                  ----------  --------      -----    -------      ------    -----    -------       -----   ------
   Total interest-bearing
      liabilities . . . . . . .     167,536      5,941       3.55    152,835       5,112     3.34    148,512      5,164     3.48
                                  ----------  --------      -----    -------      ------    -----    -------      ------   ------

Noninterest-bearing liabilities:
   Demand deposits. . . . . . .      81,958                           73,298                         66,910
   Other liabilities. . . . . .       2,474                            2,102                          1,799
                                  ---------                         --------                        -------

   Total liabilities. . . . . .     251,968                          228,235                         217,221

Stockholders' equity. . . . . .      22,317                           18,614                         15,364
                                  ---------                        ---------                        -------


   Total liabilities and
      stockholders' equity. . .   $ 274,285                        $ 246,849                       $ 232,585
                                  ---------                        ---------                        -------
                                  ---------                        ---------                        -------
Net interest income
   (tax equivalent basis) . . .                 16,459                            14,834                        14,226
Reversal of tax equivalent
   adjustment . . . . . . . . .                   (105)                             (106)                         (104)
                                               -------                           -------                       --------
Net interest income . . . . . .                $16,354                           $14,728                       $ 14,122
                                               -------                           -------                       --------
                                               -------                           -------                       --------
Net interest spread(3). . . . .                              5.90%                          6.18%                          6.47%
                                                             ----                           ----                           ----
                                                             ----                           ----                           ----
Net interest margin(4). . . . .                              6.94%                          7.09%                          7.30%
                                                             ----                           ----                           ----
                                                             ----                           ----                           ----

----------------
(1)For purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

(2)Includes average balances of real estate owned other than Company and Bank premises during 1997, 1996, and 1995 of $1.0 million, $2.8 million, and $3.3 million, respectively.

(3)Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)Represents net interest income as a percentage of average interest-earning assets.

     The following table sets forth the dollar amount of changes in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average balances (volume) or changes in average interest rates.
Tax-exempt income from investment securities and loans is not presented on a tax-equivalent basis.

                                                      1997 vs. 1996                              1996 vs. 1995
                                          -----------------------------------          -------------------------------------
                                                 Increase (Decrease)                            Increase (Decrease)
                                                  Due to Changes in                              Due to Changes in
                                          ------------------------------------         -------------------------------------
                                          Volume           Rate          Total         Volume          Rate           Total
                                          ------           ----          -----         ------          ----           -----
                                                                        (Dollars in thousands)
Earning assets -- Interest income:
  Loans                                   $ 2,420          $(177)        $2,243         $  682          $(445)         $ 237
  Investment securities:
   Taxable                                    154            (34)           120            411           (113)           298
   Non-taxable                                 25             (3)            22             38             27             65
  Federal funds sold                           29             25             54             (8)           (36)           (44)
  Interest-bearing deposits                    16             --             16             (2)            --             (2)
                                           ------          -----         ------          ------          ----           -----
   Total                                    2,644           (189)         2,455           1,121          (567)           554
                                           ------          -----         ------          ------          ----           ----

Deposits and borrowed funds --
Interest expense:
  Interest-bearing demand
    deposits                                   --             (4)            (3)            49            (95)           (46)
  Savings deposits                              2             (4)            (2)          (115)          (101)          (216)
  Time deposits                               834            128            961            218              4            222
  Other short term borrowings                 (10)            12              2              7            (19)           (12)
  Long term debt                             (150)            24           (126)             4             (1)             3
  Capital lease                                (3)            --             (3)            (5)             2             (3)
                                           ------          -----         ------          ------          ----           ----
   Total                                      673            156            829            158           (210)           (52)
                                           ------          -----         ------          ------          ----           ----
Change in net interest income              $1,971         $ (345)        $1,626          $ 963         $ (357)          $ 606
                                           ------          -----         ------          ------          ----           -----
                                           ------          -----         ------          ------          ----           -----

     PROVISION FOR LOAN AND LEASE LOSSES

     The Company provides for loan and lease losses by a charge to operations based upon Management's evaluation of the loan portfolio, past loan loss experience, general economic conditions, and other pertinent factors. For the year ended December 31, 1997, the provision for loan and lease losses decreased $178,000 or 13.7% to $1.1 million from $1.3 million for the year ended 1996. The decrease was due to a decline in net loans charged off to $983,000 or 0.50% of average loans in 1997 from $1.1 million or 0.63% of average loans outstanding in 1996, as well as a decreased provision for loan and lease losses that in Management's opinion reflected the improvement in the Southern California economy and in the real estate market. During 1997 and 1996, the Company provided $1.2 million and $400,000, respectively, to the provision for loan and lease losses to supplement its Title I HUD reserves. As of December 31, 1997 and 1996, the allowance for loan and lease losses represented 1.55% and 1.73% of total loans, respectively. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Allowance for Loan and Lease Losses.")

     OTHER INCOME

     For the year ended December 31, 1997, other income decreased to $6.8 million from $7.0 million for 1996, a decrease of $187,000 or 2.7%. This decrease was due primarily to a decrease of $124,000 or 8.7% in gains on loan sales to $1.3 million in 1997 from $1.4 million in 1996. Gains related to the sale of SBA loans decreased $687,000 and was partly offset by an increase in gains related to the sales of other equity loans of $561,000.
The decline in gains on the sale of SBA loans is due to Management's decision to enhance loan yields and to offset the slow consumer loan demand in the Company's market area. The Company sold no SBA loans in 1997 compared to sales of $8.3 million in 1996. During 1997, the Company sold $34.2 million in other equity loans as compared to $15.0 million in 1996.

     OTHER EXPENSE

     Other expense increased $631,000 or 4.1% to $16.2 million in 1997 compared to $15.6 million last year. Other expense consists primarily of salaries and employee benefits which increased $1.0 million to $9.1 million, occupancy expense which increased $137,000 to $3.2 million, expenses from retaining professional services which increased $199,000 to $514,000, and advertising and public relations expense which increased $187,000 to $711,000. Expenses related to the acquisition, maintenance and sale of other real estate owned partially offset the increases in the other expense category with a decrease $712,000 to a net gain of $98,000 in 1997 compared to a net loss of $614,000 in 1996.

     INCOME TAXES

     For 1997, the Company's provision for federal and state income taxes was $2.3 million, reflecting an effective tax rate of 39.7% compared to an effective rate of 43.3% for 1996. At December 31, 1997 and 1996, the Company's deferred tax assets totaled $1.1 million and $1.3 million, respectively, before the application of the valuation allowance. Management has analyzed the deferred tax assets and determined that a valuation allowance of $225,000 at December 31, 1997 and 1996 was appropriate.

     IMPACT OF YEAR 2000 ON COMPUTER SYSTEMS

     The Company expects to incur expenses in the future to assure all of its computer software will successfully process beyond December 31, 1999. Most computer systems in use today were designed and developed when computer memory was limited and expensive on early mainframes. As a consequence many programs used only two digits for the year in the date field to conserve memory. As a result, many computer applications could fail completely or create erroneous results by the year 2000 unless corrective measures are taken. The Company is in the process of identifying and testing critical systems and processes and formulating contingency plans for replacing or repairing any non-compliant systems. The Company is also assessing the potential impact of this problem on its customers. To the extent that the problem is not successfully addressed, consequences, the extent of which are unknown, could follow. The Company does not believe that the costs of addressing this problem will have a material effect on the results of operations.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

     The liquidity of a banking institution reflects its ability to provide funds to meet customer credit needs, to accommodate possible outflows in deposits, to provide funds for day-to-day operations, and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate risk requires continuous analysis in order to match the maturities of categories of loans and investments with the maturities of deposits and bank-related borrowings.
A bank's liquidity is normally considered in terms of the nature and mix of its sources and uses of funds. Asset liquidity is provided by cash, certificates of deposit with other financial institutions, Federal funds sold, maturing investments, and loan maturities and repayments. Liquid assets (consisting of cash, Federal funds sold and investment securities) comprised 20.6% and 24.3% of the Company's total assets at December 31, 1997 and 1996, respectively. Liquidity management also includes the management of unfunded commitments to make loans and undisbursed amounts under lines of credit.
At December 31, 1997 these commitments totaled $37.5 million in commercial loans, $1.7 million in letters of credit, $18.9 million in real estate construction loans, and $10.4 million in installment and consumer loans. At December 31, 1996 these commitments totaled $29.7 million in commercial loans, $1.9 million in letters of credit, $3.6 million in real estate construction loans, and $9.8 million in installment and consumer loans. Average Federal funds sold were $8.1 million in 1997 and $7.6 million in 1996.

     The Bank also has several secondary sources of liquidity. Many of the Bank's real estate construction, and SBA loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, the Bank has unsecured lines of credit in the amount of $8.0 million for the purchase of Federal funds with other financial institutions and may borrow funds from the Federal Home Loan Bank and at the Federal Reserve discount window subject to the Bank's ability to supply collateral. Average Federal funds purchased were $272,000 and $74,000 in 1997 and 1996, respectively.

     Asset/liability management also involves minimizing the impact of interest rate changes on the Company's earnings through the management of the amount, composition and repricing periods of rate-sensitive assets and rate-sensitive liabilities. Emphasis is placed on maintaining a rate-sensitivity position within the Company's policy guidelines to avoid wide swings in spreads and to minimize risk due to changes in interest rates. At December 31, 1997 and 1996, approximately 59.8% and 56.2%, respectively, of the Company's total loans and 54.8% and 51.9%, respectively, of the Company's total interest-earning assets were tied to the Company's base lending rate, national prime rate, or mature within one year. Nearly all (97.6% in 1997 and 96.0% in 1996) of the Company's interest-bearing liabilities are immediately repriceable or mature in one year or less.

     The following table shows the amounts of real estate construction loans, and commercial, financial and agricultural loans outstanding as of December 31, 1997, which, based on remaining scheduled repayments of principal, were due within one year, after one but within five years, and in more than five years (dollars in thousands):

                                                                   MATURING
                                               ----------------------------------------------------
                                                            AFTER ONE
                                                WITHIN      BUT WITHIN     MORE THAN
                                               ONE YEAR     FIVE YEARS     FIVE YEARS       TOTAL
                                               --------     ----------     ----------       -------
Real estate construction loans . . . . .        $ 8,487      $   1,551      $     296       $ 10,334
Commercial, financial and
 agricultural loans. . . . . . . . . . .         31,563         24,902         55,261        111,726
                                               --------     ----------     ----------       --------
      Total. . . . . . . . . . . . . . .        $40,050        $26,453        $55,557       $122,060
                                               --------     ----------     ----------       --------
                                               --------     ----------     ----------       --------

     The following table sets forth the sensitivity of the amounts due after one year to changes in interest rates (dollars in thousands).


                                                             MATURING
                                             ---------------------------------------
                                             AFTER ONE
                                             BUT WITHIN      MORE THAN
                                             FIVE YEARS      FIVE YEARS        TOTAL
                                             ----------      ----------       -------
Loans:
     With fixed rate interest. . . . . .        $10,961        $ 6,239        $17,200
     With floating rate interest . . . .         15,492         49,318         64,810
                                                -------        -------        -------
         Total . . . . . . . . . . . . .        $26,453        $55,557        $82,010
                                                -------        -------        -------
                                                -------        -------        -------


     In order to match the rate-sensitivity of its assets, the Company's policy is to offer a significant number of variable rate deposit products and limit the level of large dollar time deposits with maturities greater than one year.

     The table on the following page sets forth the rate-sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1997, the interest rate-sensitivity gap (interest rate-sensitive assets less interest rate-sensitive liabilities), cumulative interest rate-sensitivity gap, the Company's interest rate-sensitivity gap ratio (interest rate-sensitive assets divided by interest rate-sensitive liabilities) and the Company's cumulative interest rate-sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms (dollars in thousands).

                                                              AFTER THREE   AFTER SIX     AFTER ONE
                                             WITHIN           MONTHS BUT    MONTHS BUT    YEAR BUT        AFTER
                                              THREE           WITHIN SIX    WITHIN ONE      WITHIN        FIVE
                                              MONTHS            MONTHS         YEAR       FIVE YEARS      YEARS       TOTAL
                                           -----------        ----------    ----------    ----------     -------     --------
 INTEREST-EARNINGS ASSETS:
  Loans  . . . . . . . . . . . . . . . .     $ 66,253           $ 52,684     $  7,155       $53,839      $31,060     $210,991
  Investment securities. . . . . . . . .        1,912                752        1,300         9,860       15,855       29,679
  Federal funds sold . . . . . . . . . .        4,000                 --           --            --           --        4,000
  Interest-bearing deposits. . . . . . .           --                 --           --            --           --          --
                                             --------           --------     --------       -------      -------     --------
    Total. . . . . . . . . . . . . . . .       72,165             53,436        8,455        63,699       46,915      244,670

INTEREST-BEARING LIABILITIES:
  Interest-bearing demand
    deposits . . . . . . . . . . . . . .       66,392                --           --            --            --       66,392
  Savings deposits . . . . . . . . . . .       48,583                --           --            --           --        48,583
  Time deposits. . . . . . . . . . . . .       21,791             11,672        9,759         3,494           12       46,728
  Borrowed funds . . . . . . . . . . . .        1,194                --           --             --          415        1,609
                                             --------           --------     --------       -------      -------     --------
    Total. . . . . . . . . . . . . . . .      137,960             11,672         9,759        3,494          427      163,312


Interest rate-sensitivity gap                 (65,795)            41,764       (1,304)       60,205       46,488     $ 81,358
Cumulative interest rate
  sensitivity gap. . . . . . . . . . . .     $(65,795)          $(24,031)    $(25,335)      $34,870      $81,358
Interest rate-sensitivity
  gap ratio. . . . . . . . . . . . . . .          .52x              4.58x         .87x       18.23x      109.87x        1.50x
Cumulative interest rate
  sensitivity gap ratio. . . . . . . . .          .52x               .84x         .84x        1.21x        1.50x


     As of December 31, 1997, the Company was liability-sensitive within one year and asset-sensitive beyond one year. Liability sensitive means that rate-sensitive liabilities exceed rate-sensitive assets. This position will generally result in enhanced earnings in a falling interest rate environment and declining earnings in a rising interest rate environment. Asset sensitive means that rate-sensitive assets exceed rate-sensitive liabilities. This position will generally result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because a larger volume of assets than liabilities will reprice. However, the foregoing table does not necessarily indicate the impact of general interest rate movements on the Company's net interest yield, because the repricing of various categories of assets and liabilities is discretionary and is subject to competition and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may in fact price at different times and at different rate levels. Management attempts to mitigate the impact of changing interest rates in several ways, one of which is to manage its interest rate-sensitivity gap. The use of a base lending rate by the Company for the majority of its floating rate loans also allows the Company more flexibility than the use of a national prime rate in matching changes to the yield on floating rate loans to changes in its funding costs. In addition to managing its assets/liability position, the Company has taken steps to mitigate the impact of changing interest rates by generating noninterest income through service charges, offering products which are not interest rate-sensitive, such as escrow services and insurance products, and through the sale and servicing of loans. (See "Quantitative and Qualitative Disclosures About Market Risk.")

IMPACT OF INFLATION

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

(See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Asset/Liability Management").

COMPARISON BETWEEN 1996 AND 1995

     Net income for the year ended December 31, 1996 increased to $2.7 million from $1.5 million for the year ended December 31, 1995, an increase of $1.2 million. Basic earnings per share increased to $0.66 in 1996 from
$0.40 in 1995.   Return on average assets and average stockholders' equity
was 1.11% and 14.73%, respectively, for 1996, up from 0.66% and 9.97%, respectively, for 1995. The primary reasons for the increase in net income was a decrease in the provision for loan and lease losses of $2.0 million, an increase in net interest income of $606,000, an increase in other income of $363,000, offset by increases of $233,000 in other expense and $1.5 million in the provision for income taxes.

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

     For the year ended December 31, 1996, the provision for loan and lease losses decreased $2.0 million or 60.7%, to $1.3 million from $3.3 million for the year ended December 31, 1995. This decrease was due to a decline in net loans charged off to $1.1 million or 0.63% of average loans outstanding in 1996 from $3.1 million or 1.89% of average loans outstanding in 1995, as well as decreased provisions for loan and lease losses. During 1996, the Company provided $400,000 to the provision for loan and lease losses to supplement its Title I HUD reserves.

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

     For 1996, the Company's provision for federal and state income taxes was $2.1 million, reflecting an effective tax rate of 43.3% which was an increase from an effective rate of 26.8% for 1995. The increase over 1995 was due to a significant increase in pretax income for 1996, augmented by a decrease in the valuation provision for deferred tax assets in 1995. There was no change in 1996 to the valuation provision for deferred tax assets which represent future tax deductions. At December 31, 1996 and 1995, the Company's deferred tax assets totaled $1.3 million and $1.4 million, respectively, before the application of the valuation allowance. Management analyzed the deferred tax assets and determined that a valuation allowance of $225,000 at December 31, 1996 and 1995 was appropriate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The composition of the Company's balance sheet consists of investments in interest-earning assets (primarily loans and investment securities) which are primarily funded by interest-bearing liabilities (primarily deposits and borrowings). These financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. In evaluating the Company's exposure to market risk, management relies primarily upon interest-rate sensitivity gap analysis (See "Management's Discussion and Analysis of Financial Condition and Results of Operations --- Liquidity and Asset/Liability Management") and interest rate shock analysis. These methods of analysis provide information as to the maturities and timing in repricing characteristics of interest rate sensitive instruments as well as the impact of interest rate changes upon the fair market value of these instruments. There are certain shortcomings inherent in these methods and the following presentation that must be considered in evaluating market risk. Although certain assets and liabilities may have similar maturities or periods to reprice, they may react in different degrees to changes in market interest rates or they may anticipate or lag behind changes in market interest rates. In addition, certain interest rate sensitive assets may have contractual limitations to changes in interest rates on a short-term basis and over the life of the asset. Management considers these various factors and their anticipated effects in managing the Company's exposure to interest rate risk.

     The table on the following page presents additional information about the Company's financial instruments that are sensitive to changes in interest rates. Cash flows in this presentation are grouped by maturity dates rather than repricing dates with consideration given to prepayment assumptions for mortgage-backed securities and maturity estimations for instruments without contractual maturity dates. Loans are distinguished by variable or fixed rates and contractual principal payments are represented in the cash flows. Loan fair values are estimated using discounted cash flows or based on quoted market prices for Title I and SBA loans (See "Note 9-Fair Values of Financial Instruments" in the accompanying financial statements). Investment securities are divided into mortgage-backed securities and other securities. The cash flows from mortgage-backed securities are influenced by principal prepayments, which are dependent on a number of factors, including, the current interest rate and interest rate index on the security, the availability of refinancing of the underlying mortgages at attractive terms, as well as other factors in specific geographic areas which affect the sales and price levels of residential property. Management utilizes average prepayment speeds provided by dealers to calculate principal repayments and
the estimated maturity date for mortgage-backed securities.   The cash flows
for other securities are based on the actual maturity dates of the instruments, except for equity securities which are included in the third year, 2000. Fair values of investment securities are based on quoted market prices or dealer quotes. Non-maturing deposits consist of interest-bearing demand, savings and money market accounts and have no maturity dates. Cash flow amortizations for these deposits are based on the maximum terms allowable under regulatory guidelines. The fair value of non-maturing deposits is estimated to be the carrying or face value, which is the amount payable on demand. Time deposits are grouped according to their contractual maturity dates. The fair value of time deposits is estimated using a discounted cash flow calculation (See "Note 9-Fair Values of Financial

Instruments" in the accompanying financial statements). Average interest rates represent the weighted average yield in each category.

                                                       EXPECTED MATURITY DATE
(DOLLARS IN THOUSANDS)               ----------------------------------------------------------------
                                     1998      1999       2000        2001      2002       Thereafter      Total      Fair Value
                                    ------    --------   -------    -------    --------    ----------      -----      ----------
FINANCIAL ASSETS:

  Loans:
   Variable rate . . . . . . .      $40,032    $10,983   $  4,781     $3,819    $  3,069      $47,199     $109,883      $110,464
     Average interest rate . .        11.30%     11.20%     11.37%     11.57%      11.35%       12.14%       11.66%
   Fixed rate. . . . . . . . .      $28,552    $16,081    $11,973     $9,837     $10,101      $24,564     $101,108      $104,460
     Average interest rate . .         9.12%      9.73%      9.58%      9.59%       8.98%        8.64%        9.19%

  Investment securities:
   Mortgage-backed securities.      $ 1,247   $  1,030   $  1,035     $1,019    $    929      $10,198    $  15,458      $ 15,534
     Average interest rate . .         6.59%      6.77%      6.77%      6.94%       6.78%        6.78%        6.78%
   Other investment securities      $ 2,194   $  2,170   $  3,336     $4,278     $ 1,181     $  1,062    $  14,221      $ 14,192
     Average interest rate . .         5.54%      6.72%      6.04%      6.57%       6.88%        9.51%        6.55%

 Federal funds sold. . . . . .      $ 4,000       ---        ---        ---         ---          ---    $    4,000     $   4,000
     Average interest rate . .         4.00%       ---        ---        ---         ---          ---         4.00%

FINANCIAL LIABILITIES:

 Interest-bearing deposits:
   Non-maturing deposits . . .      $26,367    $31,654    $31,654     $6,325      $6,325      $12,650     $114,975      $114,975
     Average interest rate . .         3.92%      2.78%      2.78%      2.01%       2.01%        2.01%        2.87%
   Time deposits . . . . . . .      $43,175    $ 1,773    $   782     $  362      $  577      $    59     $ 46,728      $ 46,574
     Average interest rate . .         5.00%      5.33%      5.51%      5.58%       5.60%        4.18%        5.03%

 U.S. Treasury demand note . .     $  1,194       ---        ---        ---         ---          ---        $1,194    $    1,194
     Average interest rate . .         4.09%      ---        ---        ---         ---          ---          4.09%

     The fair values of financial instruments may not necessarily be indicative of the net realizable or liquidation value of these instruments. Furthermore, management does not intend to dispose of significant portions of all of its financial instruments and, thus, any aggregate unrealized gain or loss should not be interpreted as a forecast of future earnings and cash flows.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     North County Bancorp's financial statements begin on page 47 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information required by these items is contained in the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders which the Company intends to file with the Commission within 120 days after the close of the Company's 1997 fiscal year in accordance with the Commission's Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

     (1)  FINANCIAL STATEMENTS

          The following consolidated financial statements and report of independent accountants of North County Bancorp are included in this report commencing on page 47.

          Report of Independent Accountants

          Consolidated Balance Sheet  - December 31, 1997 and 1996

          Consolidated Statement of Income  - Three Years ended December 31,
          1997

          Consolidated Statement of Cash Flows - Three Years ended December 31, 1997

          Consolidated Statement of Stockholders' Equity - Three Years ended December 31, 1997

          Notes to Consolidated Financial Statements


     (2)  FINANCIAL STATEMENT SCHEDULES


          Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in North County Bancorp's consolidated financial statements or related notes.


     (3)  EXHIBITS


          Exhibits required to be filed hereunder are indexed on sequentially numbered pages 44 through 46 hereof.


(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1997.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 18, 1998              NORTH COUNTY BANCORP,
                                   a California corporation


                                   By:  /s/ Michael J. Gilligan
                                       -----------------------------
                                        Michael J. Gilligan
                                        Vice President and Chief
                                        Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                       Date
---------                                -----                       -----

 /s/ Alan P. Chamberlain            Director                    March 18, 1998
--------------------------
  Alan P. Chamberlain

 /s/ G. Bruce Dunn                  Director                    March 18, 1998
--------------------------
    G. Bruce Dunn

 /s/ Michael J. Gilligan            Vice President and Chief    March 18, 1998
--------------------------            Financial Officer
  Michael J. Gilligan

   /s/ Ronald K. Goode              Director                    March 18, 1998
--------------------------
    Ronald K. Goode

 /s/ James M. Gregg                 Chairman of the Board and   March 18, 1998
--------------------------            Chief Executive Officer
    James M. Gregg

   /s/ Rodney D. Jones              President and Director      March 18, 1998
--------------------------
      Rodney D. Jones

     /s/ Jack Port                  Director                    March 18, 1998
--------------------------
        Jack Port

  /s/ Clarence R. Smith             Director                    March 18, 1998
--------------------------
     Clarence R. Smith

  /s/ Raymond V. Stone              Director                    March 18, 1998
--------------------------
     Raymond V. Stone

  /s/ Burnet F. Wohlford            Director                    March 18, 1998
--------------------------
     Burnet F. Wohlford

                                  INDEX TO EXHIBITS
                                  -----------------

                                                                              PAGE NUMBER IN
EXHIBIT TABLE                                                                 SEQUENTIAL
REFERENCE                                                                     NUMBERING
NUMBER                               ITEM                                     SYSTEM
-------------                        ----                                     --------------
3.1                Articles of Incorporation of North County Bancorp filed
                   October 5, 1981 as amended by Certificate of Amendment
                   of Articles of Incorporation filed July 28, 1988.(2)

3.2 Amended and Restated Bylaws of North County Bancorp as adopted February 21, 1990.(2)

4.1                Specimen of Common Stock Certificate.(2)

4.2                Form of Indenture between North County Bancorp and
                   Security Pacific National Bank, as Trustee, for up to
                   $3,593,000 aggregate principal amount of 9 1/4% convertible subordinated debentures due May 15, 2002.(3)

4.3                Specimen of Debenture Certificate.(3)

10.1               Lease dated April 23, 1975 by and between Fifth Avenue
                   Financial Group, a general partnership, and North
                   County Bank, including an Amendment to Lease, effective
                   May 1, 1980, and Assignment of Lease, effective
                   August 1, 1985, for a portion of the office space at the Fifth Avenue Financial Center in Escondido,
                   California.(2)

10.2               Lease Agreement dated November 1, 1989, between Ontario
                   Associates, a general partnership, and North County
                   Bancorp, for a portion of the office space at the Fifth
                   Avenue Financial Center in Escondido, California.(2)

10.3               Lease Agreement dated March 1, 1990, between Ontario
                   Associates, a general partnership, and North County
                   Bancorp, for a portion of the office space at the Fifth
                   Avenue Financial Center in Escondido, California.(3)


--------------------
Footnotes on page 46

                                                                              PAGE NUMBER IN
EXHIBIT TABLE                                                                 SEQUENTIAL
REFERENCE                                                                     NUMBERING
NUMBER                               ITEM                                     SYSTEM
-------------                        ----                                     --------------

10.4               Lease Agreement dated November 1, 1986, between Ontario
                   Associates, a general partnership, and North County
                   Bancorp, relating to a portion of the office space at the Fifth Avenue Financial Center in Escondido,
                   California.(2)

10.5               Assignment of Lease dated July 1, 1989, between First
                   National Bank and North County Bancorp, for the premises located at 8085 Clairemont Mesa Boulevard, San
                   Diego, California.(2)

10.6               North County Bancorp Incentive Stock Option Plan and
                   Form of Stock Option Agreement.(1)

10.7               North County Bank Employee Stock Ownership Plan
                   Restated as of January 1, 1989.(2)

10.8               Employment Contract between James M. Gregg and North
                   County Bank, dated April 14, 1983.(2)

10.9 Deferred Compensation and Stock Purchase Agreement between James M. Gregg and North County Bank, dated
                   February 1, 1986.(2)

10.10              Lease Agreement dated March 1, 1990, between Ontario
                   Associates, a general partnership, and North County
                   Bancorp, for a portion of the office space at the Fifth
                   Avenue Financial Center in Escondido, California.(3)

10.11              Lease Agreement dated July 15, 1991 between Ontario
                   Associates, a general partnership, and North County
                   Bancorp, for a portion of the office space at the Fifth
                   Avenue Financial Center in Escondido, California.(4)

10.12              Adoption agreement between North County Bank and The
                   Prudential Bank dated August 29, 1991 for the North
                   County Bancorp and Subsidiaries 401(k) Plan.(4)


---------------------------
Footnotes on following page

                                                                              PAGE NUMBER IN
EXHIBIT TABLE                                                                 SEQUENTIAL
REFERENCE                                                                     NUMBERING
NUMBER                               ITEM                                     SYSTEM
-------------                        ----                                     --------------

10.13              Lease Agreement dated August 27, 1993 between Ontario
                   Associates, a general partnership, and North County
                   Bancorp, for a portion of the office space at the Fifth
                   Avenue Financial Center in Escondido, California.(5)

10.14 Deferred Compensation and Stock Purchase Agreement between Rodney D. Jones and North County Bank, dated
                   December 31, 1996.(6)

10.15              North County Bancorp 1997 Stock Option Plan                69

22                 Subsidiaries of North County Bancorp                       76

24                 Consent of Price Waterhouse                                78


------------------------
(1) Incorporated by reference to the Exhibits to the North County Bancorp S-8 Registration Statement, Registration No. 2-84173, as filed with the Commission on May 25, 1983.

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

(6) Incorporated by reference to the Exhibits to the North County Bancorp Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 File No. 0-10627, as filed with the Commission on March 28, 1997.

                          REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of North County Bancorp



In our opinion, the accompanying consolidated balance sheets and and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of North County Bancorp and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
San Diego, California
February 18, 1998

                               NORTH COUNTY BANCORP
                            CONSOLIDATED BALANCE SHEET
                         (In Thousands, Except Share Data)


                                                                                        December 31,
                                                                                 -----------------------------
                                                                                     1997            1996
                                                                                 -----------      ------------
Assets
------

Cash and cash equivalents:
  Cash and due from banks                                                         $ 24,262            $ 25,936
  Federal funds sold                                                                 4,000               2,200
                                                                                  --------            --------
                                                                                    28,262              28,136
Investment securities:
  Available for sale                                                                17,544              23,117
  Held to maturity                                                                  12,135              11,344

Loans                                                                              210,991             180,410
  Less: Allowance for loan and lease losses                                          3,268               3,129
                                                                                  --------            --------
                                                                                   207,723             177,281

Other real estate owned                                                                986               2,756
Premises and equipment, net                                                          8,582               8,710
Accrued interest receivable and other assets                                         5,502               5,962
                                                                                  --------            --------
                                                                                  $280,734            $257,306
                                                                                  --------            --------
                                                                                  --------            --------

Liabilities and Stockholders' Equity
------------------------------------

Deposits:
  Noninterest-bearing                                                             $ 89,852            $ 83,937
  Interest-bearing                                                                 161,703             145,407
                                                                                  --------            --------
                                                                                   251,555             229,344

Accrued expenses and other liabilities                                               2,377               1,901
U. S. Treasury demand note                                                           1,194               2,376
Notes payable                                                                         ---                1,550
Capital lease obligation                                                               415                 429
Convertible subordinated debentures                                                   ---                1,534
                                                                                  --------            --------

   Total liabilities                                                               255,541             237,134
                                                                                  --------            --------

Stockholders' equity:
  Common stock, no par value; authorized
   10,000,000 shares; outstanding shares
   4,637,290 in 1997 and 4,206,705 in 1996                                          16,058              11,758
  Retained earnings                                                                  9,137               8,500
  Unrealized loss on available for sale securities                                      (2)                (86)
                                                                                  --------            --------
   Total stockholders' equity                                                       25,193              20,172
                                                                                  --------            --------

Commitments and contingencies (Notes 8 and 16)
                                                                                  --------            --------
                                                                                  $280,734            $257,306
                                                                                  --------            --------
                                                                                  --------            --------

           See accompanying notes to consolidated financial statements.

                              NORTH COUNTY BANCORP
                         CONSOLIDATED STATEMENT OF INCOME
                       (In Thousands, Except Per Share Data)


                                                                          Year ended December 31,
                                                               ------------------------------------------------
                                                                 1997               1996                 1995
                                                               -------             -------             --------
Interest income:
  Interest and fees on loans                                   $20,007             $17,764              $17,527
  Investment securities:
    Taxable                                                      1,648               1,510                1,115
    Exempt from Federal income taxes                               120                  98                   33
    Dividends                                                       65                  83                  179
  Federal funds sold                                               439                 385                  429
  Deposits with other financial institutions                        16                ---                     3
                                                               -------             -------              -------

    Total interest income                                       22,295              19,840               19,286
                                                               -------             -------              -------

Interest expense:
  Deposits                                                       5,652               4,695                4,736
  Federal funds purchased                                           17                   4                   33
  U. S. Treasury demand note                                        57                  68                   51
  Other borrowings                                                 215                 345                  344
                                                               -------             -------              -------

    Total interest expense                                       5,941               5,112                5,164
                                                               -------             -------              -------

    Net interest income                                         16,354              14,728               14,122

Provision for loan and lease losses                              1,122               1,300                3,306
                                                               -------             -------              -------

Net interest income after
  provision for loan and lease losses                           15,232              13,428               10,816

Other income                                                     6,788               6,975                6,612

Other expense                                                   16,198              15,567               15,334
                                                               -------             -------              -------

Income before income taxes                                       5,822               4,836                2,094
Provision for income taxes                                       2,313               2,092                  562
                                                               -------             -------              -------

Net income                                                      $3,509             $ 2,744              $ 1,532
                                                               -------             -------              -------
                                                               -------             -------              -------

Earnings per share:
  Basic                                                       $   0.82            $   0.66             $   0.40
                                                              --------            --------             --------
                                                              --------            --------             --------
  Diluted                                                     $   0.75            $   0.61             $   0.38
                                                              --------            --------             --------
                                                              --------            --------             --------



          See accompanying notes to consolidated financial statements.

                             NORTH COUNTY BANCORP
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In Thousands)


                                                                                December 31,
                                                               ------------------------------------------------
                                                                 1997               1996                 1995
                                                               -------             -------             --------
Cash flows from operating activities:
  Net income                                                   $  3,509            $  2,744             $  1,532
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization of:
        Premises and equipment                                    1,229               1,348                1,471
        Deferred loan fees and costs, net                          (464)               (418)                (495)
        Investment premiums and discounts, net                      147                 103                   50
        Other                                                       140                 264                  370
      (Gain) loss on sale of other real estate owned               (416)               (285)                 (21)
      Provision for loan and lease losses                         1,122               1,300                3,306
      Decrease (increase) in interest receivable                     90                (204)                 173
      Increase (decrease) in taxes payable                          233                 (41)                 136
      Increase in accrued expenses                                  492                 361                  251
      (Decrease) increase in interest payable                       (18)               (114)                 192
      Decrease in loan sales receivable                            ---                 ---                 1,282
      Other, net                                                    257              (1,029)                 754
                                                               --------            --------             --------
        Net cash provided by operating activities                 6,321               4,029                9,001
                                                               --------            --------             --------

Cash flows from investing activities:
  Proceeds from maturities of investment securities               9,457              11,070               12,103
  Proceeds from sale of available for sale securities            14,602               2,535                5,150
  Purchase of investment securities                             (19,372)            (22,020)             (16,325)
  Net  (increase) decrease in loans                             (32,970)            (22,217)               1,129
  Purchase of premises and equipment                             (1,101)               (532)                (612)
  Proceeds from sale of other real estate owned                   3,723               3,111                3,313
                                                               --------            --------             --------
     Net cash (used in) provided by investing activities        (25,661)            (28,053)               4,758
                                                               --------            --------             --------

Cash flows from financing activities:
  Cash payments on capital lease obligations                        (14)                (32)                 (29)
  Net increase (decrease) in deposits                            21,204              15,508              (12,266)
  Net (decrease) increase in U.S. Treasury demand note             (174)              1,833               (1,560)
  Net (decrease) increase in other borrowings                    (1,550)                 50                ---
  Cash proceeds from sale of common stock                         ---                    68                1,776
                                                               --------            --------             --------
     Net cash provided by (used in) financing activities         19,466              17,427              (12,079)
                                                               --------            --------             --------

Net increase (decrease) in cash and cash equivalents                126              (6,597)               1,680
Cash and cash equivalents at beginning of year                   28,136              34,733               33,053
                                                               --------            --------             --------

Cash and cash equivalents at end of year                       $ 28,262            $ 28,136             $ 34,733
                                                               --------            --------             --------
                                                               --------            --------             --------

Supplemental disclosure of cash flow information:
   Total interest paid                                         $  5,958             $ 5,226             $  4,972
   Total income taxes paid                                     $  2,212             $ 2,374             $    793
   Real estate acquired through foreclosure                    $  1,871             $ 3,088             $  2,668
   Conversion of subordinated debentures into
     common stock, net of deferred offering costs              $  1,433             $   133             $   ---

          See accompanying notes to consolidated financial statements.

                             NORTH COUNTY BANCORP
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (In Thousands, Except Share Data)


                                                        Common Stock
                                                  -----------------------      Retained   Unrealized Loss           Total
                                                    Shares        Amount       Earnings    on Securities     Stockholders' Equity

Balance at December 31, 1994                       1,549,709     $ 7 ,380      $ 6,632        $(256)               $13,756

Exercise of stock options                             11,876           87                                               87

Sale of common stock                                 228,194        1,689                                            1,689

Decrease in unrealized loss on available
  for sale securities                                                                           163                    163

Net income                                                                       1,532                               1,532
                                                   ---------     --------       ------        -----                -------

Balance at December 31, 1995                       1,789,779        9,156        8,164          (93)                17,227

Five percent stock dividend including cash for
  fractional shares                                  89,288          759         (761)                                  (2)

Five percent stock dividend including cash for
  fractional shares                                   95,140        1,642       (1,647)                                 (5)

Exercise of stock options                             10,628           68                                               68

Conversion of subordinated debentures                 18,358          133                                              133

Decrease in unrealized loss on available
  for sale securities                                                                             7                      7

Net income                                                                       2,744                               2,744
                                                   ---------     --------       ------        -----                -------

Balance at December 31, 1996                       2,003,193       11,758        8,500          (86)                20,172

Two for one stock split declared February 19, 1997,
  payable on April 15, 1997 to stockholders of
  record on March 14, 1997                         2,005,956          ---                                            ---

Five percent stock dividend including cash for
  fractional shares declared December 17, 1997,
  payable on January 30, 1998, to stockholders of
  record on December 31, 1997                        220,608        2,867       (2,872)                                 (5)

Exercise of stock options                               788           ---                                             ---

Conversion of subordinated debentures                406,745        1,433                                            1,433

Decrease in unrealized loss on available
  for sale securities                                                                            84                     84

Net income                                                                       3,509                               3,509
                                                   ---------     --------       ------        -----                -------

Balance at December 31, 1997                       4,637,290      $16,058       $9,137       $   (2)               $25,193
                                                   ---------     --------       ------        -----                -------
                                                   ---------     --------       ------        -----                -------

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

     INVESTMENT SECURITIES Securities held for investment purposes consist of debt obligations, marketable equity securities and stock in the Federal Reserve Bank and Federal Home Loan Bank. Investments are classified into the following two categories: held to maturity or available for sale. Held to maturity securities are carried at amortized cost while available for sale securities are carried at market value. Unrealized gains and losses on available for sale securities are recorded directly to stockholders' equity, net of tax. Gains or losses on sales are based upon specific identification of securities sold.

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

The Company may sell the guaranteed portions of Small Business Administration
(SBA) loans to a variety of secondary market investors. The Bank retains the unguaranteed portions as well as the rights and obligations to service the loans. The Company receives an interest rate differential from payments made by the borrowers which is at least sufficient to provide for the future servicing costs and an allowance for a reasonable profit. Gains are recorded upon the sale of the loans based upon premiums paid by the purchasers and upon the present value of the retained interest rate differential over the estimated lives of the loans where the differential exceeds the Company's estimated future servicing costs.

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

    INCOME TAXES The Company files consolidated Federal and combined California state income tax returns. The Company provides for income taxes under the liability method. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. A valuation allowance may be established to reflect the likelihood of realization of deferred tax assets. The effect of tax rate changes is reflected in income in the period in which such changes are enacted.

    EARNINGS PER SHARE Effective December 31, 1997, the Company adopted a new accounting standard which replaces retroactively the presentation of primary earnings per share (EPS) and fully diluted EPS. The new basic EPS represents net income divided by the weighted average common shares outstanding during the period excluding any potential dilutive effects. Diluted EPS gives effect to all potential issuances of common stock that would have caused basic EPS to be lower as if the issuance had already occurred. A reconciliation of the income (numerators) and shares (denominators) used in the basic and diluted EPS computations for the three years ended December 31, 1997 is as follows (in thousands, except share data):

                                                           1997
                                              -----------------------------------
                                              Income      Shares       Per-Share
                                              ------      ------       ---------

Basic EPS:
 Income available to common stockholders      $3,509      4,298,623      $0.82
                                                                         -----
                                                                         -----
Effect of Dilutive Shares:
 Stock options                                              159,735
 Convertible debentures                           70        323,152
                                              ------      ---------

Diluted EPS:
 Income available to common stockholders
    and assumed conversions                   $3,579      4,781,510      $0.75
                                              ------      ---------      -----
                                              ------      ---------      -----


                                                         1996                                       1995
                                            ----------------------------------        ----------------------------------
                                            Income      Shares       Per-Share        Income       Shares      Per-Share
                                            ------      ------       ---------        ------       ------      ---------

Basic EPS:
 Income available to common stockholders    $2,744      4,158,789       $0.66         $1,532      3,783,971       $0.40
                                                                        -----                                     -----
                                                                        -----                                     -----
Effect of Dilutive Shares:
 Stock options                                             69,067                                     6,658
 Convertible debentures                         99        444,872                         99        448,663
                                            ------      ---------                     ------      ---------

Diluted EPS:
 Income available to common stockholders
    and assumed conversions                 $2,843      4,672,728       $0.61         $1,631      4,239,292       $0.38
                                            ------      ---------       -----         ------      ---------       -----
                                            ------      ---------       -----         ------      ---------       -----

NOTE 2 - REGULATORY CAPITAL:

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items. The capital amounts and classification of the Company and the Bank are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject at December 31, 1997.

As of December 31, 1997, the most recent notification from the appropriate regulatory agency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The actual capital amounts and ratios of the Company and the Bank at December 31, 1997 and 1996 are presented in the table (dollars in thousands).


                                                                    Well Capitalized
                                                 Actual                Requirement           Minimum Required
                                           ------------------        ----------------      --------------------
As of December 31, 1997:                     Amount    Ratio         Amount    Ratio          Amount    Ratio
                                             ------    -----         ------    -----          ------    -----

  North County Bancorp:
   Risk-based capital
     Tier 1                                $24,875    10.88%             ---      ---      $ 9,142       4.00%
     Total                                  27,737    12.14%             ---      ---       18,283       8.00%
   Tier 1 leverage capital                  24,875     8.76%             ---      ---       11,365       4.00%

  North County Bank:
   Risk-based capital
     Tier 1                                 24,750    10.85%         $13,688    6.00%        9,125       4.00%
     Total                                  27,607    12.10%          22,813   10.00%       18,250       8.00%
   Tier 1 leverage capital                  24,750     8.73%          14,181    5.00%       11,345       4.00%


                                   Well Capitalized
                                        Actual                     Requirement          Minimum Required
                                   -----------------             ---------------       ------------------
As of December 31, 1996:           Amount     Ratio              Amount    Ratio       Amount       Ratio
                                   ------     -----              ------    -----       ------       -----

  North County Bancorp:
   Risk-based capital
     Tier 1                       $19,907      9.94%               ---       ---       $ 8,011      4.00%
     Total                         23,953     11.96%               ---       ---        16,023      8.00%
   Tier 1 leverage capital         19,907      7.70%               ---       ---        10,340      4.00%

  North County Bank:
   Risk-based capital
     Tier 1                        22,528     11.28%             $11,987    6.00%        7,992      4.00%
     Total                         25,034     12.53%              19,979   10.00%       15,983      8.00%
   Tier 1 leverage capital         22,528      8.74%              12,893    5.00%       10,314      4.00%

NOTE 3 - INVESTMENT SECURITIES:

The amortized cost and market value of investment securities as of December 31, 1997 and 1996 are as follows (in thousands):



>Available for sale at December 31, 1997:

                                                     Gross           Gross
                                       Amortized   Unrealized      Unrealized      Market
                                         Cost        Gains           Losses        Value
                                       ----------  -----------     -----------     ------

U. S. Government and
  Federal agencies                      $ 1,000         $ 2           $ ---        $ 1,002
States and municipalities                 2,104          13              (1)         2,116
Mortgage-backed                          12,847          69             (20)        12,896
Equity securities                         1,596          --             (66)         1,530
                                        -------         ---           ------       -------
                                        $17,547         $84            $(87)       $17,544
                                        -------         ---            -----       -------
                                        -------         ---            -----       -------

Held to maturity at December 31, 1997:

                                                     Gross           Gross
                                       Amortized   Unrealized      Unrealized      Market
                                         Cost        Gains           Losses        Value
                                       ----------  ----------      ----------      -------

U. S. Government and
  Federal agencies                      $ 7,779         $22           $(18)        $ 7,783
States and municipalities                 1,748          12            ---           1,760
Mortgage-backed                           2,608          31            ---           2,639
                                        -------         ---           -----        -------
                                        $12,135         $65           $(18)        $12,182
                                        -------         ---           -----        -------
                                        -------         ---           -----        -------


Available for sale at December 31, 1996:

                                                     Gross           Gross
                                       Amortized   Unrealized      Unrealized      Market
                                         Cost        Gains           Losses        Value
                                       ----------  ----------      -----------     ------

U. S. Government and
  Federal agencies                      $  9,539        $10           $ (26)       $  9,523
States and municipalities                  2,134          8             ---           2,142
Mortgage-backed                            7,387         28             (53)          7,362
Equity securities                          4,213         --            (123)          4,090
                                         -------        ---           ------        -------
                                         $23,273        $46           $(202)        $23,117
                                         -------        ---           ------        -------
                                         -------        ---           ------        -------


Held to maturity at December 31, 1996:
                                                                        Gross               Gross
                                                   Amortized          Unrealized          Unrealized              Market
                                                     Cost               Gains               Losses                Value
                                                  -----------         ----------          ----------              ------

U. S. Government and
  Federal agencies                                 $ 6,421                $17                $(29)                $ 6,409
States and municipalities                            1,751                 10                  (6)                  1,755
Mortgage-backed                                      3,172                  9                 (13)                  3,168
                                                   -------                ---                ----                 -------
                                                   $11,344                $36                $(48)                $11,332
                                                   -------                ---                ----                 -------
                                                   -------                ---                ----                 -------

Investment securities with a carrying value of $7,538,000 and $12,466,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits as well as for other purposes required by law. Sales of available for sale securities during 1997 resulted in gross gains and losses of $95,000 and $42,000, respectively, and resulted in net taxes of $21,000. Sales of available for sale securities during 1996 resulted in gross gains and losses of $2,000 and $26,000, respectively, and resulted in a net tax benefit of $9,000.

The maturity distribution of debt securities is presented in the tables below (in thousands). No maturity breakdown is presented for mortgage-backed securities because of the unpredictability as to the timing and amount of principal repayments on these securities.



                                                         Available for Sale                     Held to Maturity
                                                  ------------------------------          -----------------------------
December 31, 1997:                                 Amortized          Estimated           Amortized           Estimated
                                                    Cost            Market Value            Cost            Market Value
                                                   ----------       ------------          ---------         ------------

Within one year                                   $    ---             $   ---             $ 2,052             $ 2,048
After one but within five years                      2,042               2,048               7,475               7,495
After five but within ten years                        ---                 ---                 ---                 ---
After ten years                                      1,062               1,070                 ---                 ---
Mortgage-backed securities                          12,847              12,896               2,608               2,639
                                                   -------             -------             -------             -------
                                                   $15,951             $16,014             $12,135             $12,182
                                                   -------             -------             -------             -------
                                                   -------             -------             -------             -------

                                                         Available for Sale                     Held to Maturity
                                                   ----------------------------           ------------------------------
December 31, 1996:                                 Amortized          Estimated           Amortized           Estimated
                                                    Cost            Market Value            Cost            Market Value
                                                   ---------        ------------          ---------         ------------

Within one year                                    $ 1,591             $ 1,595             $ 2,177             $ 2,184
After one but within five years                      9,678               9,673               5,918               5,904
After five but within ten years                        404                 397                  77                  77
After ten years                                        ---                 ---                 ---                 ---
Mortgage-backed  securities                          7,387               7,362               3,172               3,167
                                                   -------             -------             -------             -------
                                                   $19,060             $19,027             $11,344             $11,332
                                                   -------             -------             -------             -------
                                                   -------             -------             -------             --------

NOTE 4 - LOANS:

Loans at December 31 are summarized as follows (in thousands):

                                                                          1997                1996
                                                                        --------            --------
Commercial, financial and agricultural                                  $111,726            $ 81,692
Installment and consumer                                                  41,024              53,815
Real estate mortgage                                                      45,803              38,352
Real estate construction                                                  10,334               3,481
Lease financing receivables                                                1,270               2,329
Other                                                                        834                 741
                                                                        --------            --------
                                                                        $210,991            $180,410
                                                                        --------            --------
                                                                        --------            --------

A summary of the changes in the allowance for loan and lease losses is as follows (in thousands):

                                                       1997                1996                1995
                                                     -------             -------             -------
Balance at beginning of year                         $ 3,129             $ 2,916             $ 2,739
Provision charged to operating expense                 1,122               1,300               3,306
Recoveries on loans previously charged off               586                 333                 115
Loans charged off                                     (1,569)             (1,420)             (3,244)
                                                     --------            --------            --------
Balance at end of year                               $ 3,268             $ 3,129             $ 2,916
                                                     --------            --------            --------
                                                     --------            --------            --------

At December 31, 1997 and 1996, loans on a nonaccrual basis were $3,021,000 and $3,541,000, respectively. Interest income collected relating to nonaccrual loans was $123,000 and $84,000 for the years ended December 31, 1997 and 1996. Additional interest income of $212,000 and $327,000 would have been recorded during 1997 and 1996, respectively, if the loans had been paid in accordance with their original terms.

The Company's recorded investment in impaired loans at December 31, 1997 and 1996, was $2,163,000 and $2,271,000, respectively. Reserves for loan losses of $151,000 and $342,000 were established for impaired loans at December 31,
1997 and 1996, respectively.   The average recorded investments in impaired
loans during 1997 and 1996 were $2,528,000 and $3,602,000, respectively. Interest income on impaired loans of $120,000 and $49,000 was recognized for cash payments received in 1997 and 1996. The Company is not committed to lend additional funds to debtors whose loans have been modified.

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

The Company's off-balance sheet credit risk for undisbursed loan commitments and letters of credit at December 31, was as follows (in thousands):


                                                   1997               1996
                                                 -------            -------
Commercial loans                                 $37,534            $29,677
Installment and consumer loans                    10,370              9,832
Real estate construction loans                    18,884              3,641
Letters of credit                                  1,652              1,944
                                                 -------            -------
                                                 $68,440            $45,094
                                                 -------            -------
                                                 -------            -------


Most of the Company's business activity is with customers located within San Diego and Riverside counties of Southern California. Accordingly, the Company's financial performance may be significantly impacted by the economic conditions of the area.

NOTE 5 - PREMISES AND EQUIPMENT:

Premises and equipment at December 31 are as follows (in thousands):


                                                        1997            1996
                                                      --------        --------
Land                                                  $ 2,068         $ 2,068
Building and improvements                               7,536           7,407
Furniture, fixtures and equipment                       9,063           8,097
                                                      --------        --------
                                                       18,667          17,572
Less: Accumulated depreciation and amortization        10,085           8,862
                                                      --------        --------
                                                      $ 8,582         $ 8,710
                                                      --------        --------
                                                      --------        --------

Building and improvements include a capitalized lease on the main branch premises of $580,000, less accumulated amortization of $420,000, as of December 31, 1997 (see Note 8). Amortization on this capital lease was $20,000 in both 1997 and 1996.

NOTE 6 - DEPOSITS:

Deposits at December 31 are summarized as follows (in thousands):


                                                        1997            1996
                                                     ---------       ---------
     Noninterest-bearing demand                      $ 89,852        $ 83,937
     Interest-bearing demand                           36,620          35,631
     Savings                                           78,352          72,237
     Time deposits of $100,000 or more                  9,184           9,227
     Time deposits of less than $100,000               37,547          28,312
                                                     ---------       ---------
                                                     $251,555        $229,344
                                                     ---------       ---------
                                                     ---------       ---------


The following table summarizes the maturity distribution of time deposits of $100,000 or more at December 31 (in thousands):


                                                        1997            1996
                                                      --------        --------
Three months or less                                   $5,181          $5,076
Over three months through six months                    1,439           1,978
Over six months through one year                        2,364           1,973
Over one year through three years                         200             200
                                                      --------        --------
                                                       $9,184          $9,227
                                                      --------        --------
                                                      --------        --------

NOTE 7 - NOTES PAYABLE AND CONVERTIBLE SUBORDINATED DEBENTURES:

In May 1990, the Company issued $1,678,000 in 9 1/4% convertible subordinated debentures (the "Debentures") of which $1,534,000 were outstanding at December 31, 1996. In September 1997, at which time $1,492,000 in Debentures were outstanding, the Company announced that it was exercising its option to redeem the Debentures at a price of 102.25% effective October 31, 1997 to holders of record on October 27, 1997. Prior to the record date holders of $1,487,000 in Debentures elected to convert to common stock, receiving 267 shares per $1,000 face value of Debentures, a conversion price of $3.74. Holders of $5,000 in Debentures opted for cash redemption on October 31, 1997. The conversion of Debentures during 1997 resulted in an increase in common stock, a component of Tier 1 capital, of $1,433,000 which was net of deferred offering costs of $101,000. Outstanding Debentures of $1,534,000 at December 31, 1996 qualified as Tier 2 capital under risk-based capital guidelines.

NOTE 8 - LEASE OBLIGATIONS:

The Company leases the main office premises under a long-term capital lease agreement which will expire in 2006 and other office space and equipment under various operating leases. The future minimum lease payments for all lease obligations consisted of the following at December 31, 1997 (in thousands):


                                                         Capital     Operating
                                                          Lease       Leases
                                                       ----------   ----------
          1998                                          $   214       $ 642
          1999                                              214         608
          2000                                              214         470
          2001                                              214         364
          2002                                              214         355
          Thereafter                                        699         779
                                                       ----------   ----------
          Total minimum lease payments                    1,769      $3,218
                                                                    ----------

          Amounts representing interest                    (375)
          Cost escalation                                  (979)
                                                       ----------
          Present value of net minimum lease payments  $    415
                                                       ----------
                                                       ----------

The amount of future lease payments is contingent upon normal cost escalation clauses. Rent expense on the operating leases was $607,000, $489,000 and $477,000 in 1997, 1996 and 1995, respectively.

NOTE 9 - FAIR VALUES OF FINANCIAL INSTRUMENTS:

The carrying amount and estimated fair value of the Company's financial instruments as of December 31, 1997 are as follows (in thousands):


                                              Carrying              Fair
                                               Amount              Value
                                             ----------          ---------
Financial assets:

Cash and due from banks                      $ 24,262            $ 24,262
Federal funds sold                              4,000               4,000
Investment securities                          29,679              29,726
Loans                                         210,991             214,924

Financial liabilities:

Deposits                                     $251,555            $251,401
U.S. Treasury demand note                       1,194               1,194


The following methods and assumptions were used to estimate the fair value of each material class of financial instruments at December 31, 1997:

CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD The carrying amount of cash and due from banks and Federal funds sold approximates the fair value.

INVESTMENT SECURITIES The fair value of securities held as investments is based on quoted market prices or dealer quotes.

LOANS The fair value of loans is estimated using discounted cash flows. The discount rate used to determine the present value of these loans is equal to current market rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. Where credit deterioration has occurred, management has reduced estimated cash flows to give effect to estimated future losses. Title I and SBA loans were valued based on quoted market prices.

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

NOTE 10 - OTHER INCOME AND EXPENSE:

Other income for each year consists of (in thousands):


                                                1997         1996        1995
                                               ------       ------      ------
Service charges on deposits                    $3,974       $3,827      $3,078
Gain on sale of loans                           1,301        1,425       2,240
Loan servicing fees                               753          747         497
Fees on sold loans                                118          119         192
Other                                             642          857         605
                                               ------       ------      ------
                                               $6,788       $6,975      $6,612
                                               ------       ------      ------
                                               ------       ------      ------

Other expense for each year consists of (in thousands):


                                                1997         1996        1995
                                              -------      -------     -------
Salaries and employee benefits                $ 9,148      $ 8,136     $ 7,545
Occupancy expense                               3,232        3,095       3,198
Advertising and public relations                  711          524         447
Telephone and postage                             689          645         582
Professional services                             514          315         270
Printing, stationery and supplies                 346          275         322
Collection expense                                233          321         173
Branch losses                                     182          323         110
Regulatory assessments                             91          228         617
Other real estate owned                           (98)         614         792
Other                                           1,150        1,091       1,278
                                              -------      -------     -------
                                              $16,198      $15,567     $15,334
                                              -------      -------     -------
                                              -------      -------     -------

NOTE 11 - INCOME TAXES:

The provision for income taxes for each year consists of the following (in thousands):


                                                       1997            1996            1995
                                                      ------          ------          ------
Current taxes:
  Federal                                             $1,494          $1,393           $741
  State                                                  648             611            202
                                                      ------          ------          ------
                                                       2,142           2,004            943
Deferred taxes:
  Federal                                                179             122           (384)
  State                                                   (8)            (34)             3
                                                      ------          ------          ------
                                                         171              88           (381)
                                                      ------          ------          ------
                                                      $2,313          $2,092           $562
                                                      ------          ------          ------
                                                      ------          ------          ------


Deferred tax (assets) liabilities at December 31 are comprised of the following (in thousands):


                                                       1997            1996           1995
                                                     --------        --------       --------
Loan fees deferred                                   $  (516)        $  (371)       $  (354)
Provision for loan and lease losses                     (471)           (500)          (503)
Deferred compensation                                   (202)           (162)          (129)
Writedown of other real estate owned                    (107)           (499)          (664)
Capital lease amortization                              (105)           (103)          (108)
Securities held for sale                                 (29)            (67)          (116)
Unrealized loss on securities                             (2)            (71)           (76)
                                                     --------        --------       --------
Gross deferred tax assets                             (1,432)         (1,773)        (1,950)
                                                     --------        --------       --------
Depreciation                                             214             334            424
Loan origination cost capitalized                        112              87             73
Loan servicing rights                                     16              22             30
                                                     --------        --------       --------
Gross deferred tax liabilities                           342             443            527
                                                     --------        --------       --------
Deferred tax assets valuation allowance                  225             225            225
                                                     --------        --------       --------
                                                     $  (865)        $(1,105)       $(1,198)
                                                     --------        --------       --------
                                                     --------        --------       --------

A reconciliation between the provision for income taxes at the statutory Federal rate and the actual effective provision for income taxes for each year is as follows (in thousands):

                                                      1997            1996           1995
                                                     ------          ------         ------
Federal tax at statutory rates                       $1,979          $1,644         $  711
State tax, net of Federal tax effect                    422             381            157
Tax exempt income                                       (63)            (83)           (83)
Deferred valuation allowance                            ---             ---           (125)
Other                                                   (25)            150            (98)
                                                     ------          ------         ------
                                                     $2,313          $2,092          $ 562
                                                     ------          ------         ------
                                                     ------          ------         ------



Tax exempt income consists of income from investment securities and municipal lease financing.

NOTE 12 - STOCK OPTION PLAN:

The Company has granted incentive stock options and non-qualified options to purchase up to 1,002,077 shares of common stock as of December 31, 1997 under three stock option plans. No compensation cost has been recognized for its employee stock option grants, which are fixed in nature, as the options have been granted at a price equal to the market value of the Company's common stock at the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date rather than market value during the year ended December 31, 1997, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data). No options were granted during 1995.


                                                      Year Ended December 31,
                                                     -------------------------
                                                       1997            1996
                                                     --------        --------
Net Income:
  As reported                                         $3,509         $2,744
  Pro forma                                            3,489          2,724
Basic earnings per share:
  As reported                                          $0.82          $0.66
  Pro forma                                            $0.81          $0.65
Diluted earnings per share:
  As reported                                          $0.75          $0.61
  Pro forma                                            $0.74          $0.60


The fair value for each option grant was estimated at the date of grant using the following assumptions for 1997 and 1996, respectively: volatility factors of 0.27 and 0.20; expected option lives of seven and ten years; risk-free interest rates of 5.83% and 6.60%; and a dividend yield of 0.0% for both years.

A summary of transactions for the three years ended December 31, 1997, after giving retroactive effect for stock dividends declared, is as follows:


                                                        1997                           1996                          1995
                                               ------------------------       -----------------------       -----------------------
                                                              Weighted                       Weighted                      Weighted
                                                              Average                        Average                       Average
                                                              Exercise                       Exercise                      Exercise
                                                Shares         Price          Shares          Price          Shares         Price
                                               --------       --------        -------        --------       -------        --------
Outstanding at beginning of year                443,198        $ 3.19         398,388           $3.02       425,885           $3.03
  Granted                                        65,103         12.38         106,502            3.67         ---              ---
  Exercised                                      (2,333)         2.50         (23,619)           2.90       (27,497)           3.16
  Expired                                        (5,788)         3.68         (38,073)           2.97         ---              ---
                                                -------        ------         -------           -----       -------           -----
Outstanding at end of year                      500,180        $ 4.38         443,198           $3.19       398,388           $3.02
                                                -------        ------         -------           -----       -------           -----
                                                -------        ------         -------           -----       -------           -----

Options exercisable at end of year
   and weighted average exercise price          214,600        $ 3.06         182,746           $3.06       170,249           $3.04

Weighted average fair value per share of
 options granted during the year                               $ 5.34                           $2.53



At December 31, 1997, the Company had outstanding options to purchase 500,180 shares of common stock at exercise prices that ranged from $2.50 to $12.38 per share with a weighted average exercise price of $4.38 per share. The outstanding options have a weighted average remaining contractual life of
5.30 years.

NOTE 13 - EMPLOYEE RETIREMENT PLANS:

The Company has established an Employee Stock Ownership Plan (ESOP) to provide an ownership interest in the Company and retirement benefits to substantially all full-time employees. The amount of annual contributions is at the discretion of the Board of Directors, subject to a maximum of 15 percent of the total annual compensation of all eligible participants. The Company contributed $150,000 in 1997 and 1996 and made no contribution to the ESOP in 1995. The ESOP has purchased $800,000 of the Company's stock in the open market and $280,000 in newly issued common stock since it was established in 1981.

Additionally, all full-time employees who have at least six months of service are eligible to contribute up to 15% annually of their pretax compensation to a retirement account under the North County Bancorp 401(k) Plan. Employees control the investment of their funds and may elect to invest in the Company's common stock. The Company matches 50% of an employee's contribution up to 5% annually of the employee's covered compensation for those who have at least six months of service and who elect to contribute under the plan. The Company contributed $100,000, $94,000 and $89,000 to the plan in 1997, 1996 and 1995, respectively.

NOTE 14 - NORTH COUNTY BANCORP (PARENT CORPORATION):

Condensed financial statements presented on a parent company only basis are as follows:


CONDENSED BALANCE SHEET
(In Thousands)                                                                   December 31,
                                                                      -------------------------------------
                                                                          1997                     1996
                                                                      -----------               -----------
ASSETS
Cash                                                                     $    22                  $   301
Investment securities                                                        145                      145
Investment in subsidiary                                                  25,068                   22,808
Premises and equipment, net                                                  160                      180
Other assets                                                                 229                      340
                                                                         -------                  -------
                                                                         $25,624                  $23,774
                                                                         -------                  -------
                                                                         -------                  -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other liabilities                                   $    17                  $    89
Notes payable                                                                ---                    1,550
Capital lease obligation                                                     415                      429
Convertible subordinated debentures                                          ---                    1,534
                                                                         -------                  -------
                                                                             432                    3,602
                                                                         -------                  -------
Stockholders' equity
   Common stock, no par value                                             16,057                   11,758
   Retained earnings and other                                             9,135                    8,414
                                                                         -------                  -------
     Total stockholders' equity                                           25,192                   20,172
                                                                         -------                  -------
                                                                         $25,624                  $23,774
                                                                         -------                  -------
                                                                         -------                  -------



CONDENSED STATEMENT OF INCOME
(In Thousands)                                                   Year  Ended December 31,
                                                      -----------------------------------------
                                                       1997                1996            1995
                                                      ------              ------          -----
Dividends from subsidiary                             $1,510              $  ---          $ ---
Interest income                                            3                   4            ---
Other income                                             281                 261             247
                                                      ------              ------          ------
  Total income                                         1,794                 265             247
                                                      ------              ------          ------

Interest expense                                         215                 345             344
Other operating expense                                  356                 282             439
                                                      ------              ------          ------
  Total expenses                                         571                 627             783
                                                      ------              ------          ------

Income (loss) before income tax                        1,223                (362)           (536)
Applicable income tax benefit                            107                 145             243
Equity in undistributed income of subsidiary           2,179               2,961           1,825
                                                      ------              ------          ------
Net income                                            $3,509              $2,744          $1,532
                                                      ------              ------          ------
                                                      ------              ------          ------

CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)                                                                Years Ended December 31,
                                                                         ----------------------------------
                                                                           1997          1996         1995
                                                                         --------      --------     -------
Cash flows from operating activities:
 Net income                                                              $ 3,509       $ 2,744      $ 1,532
 Adjustments to reconcile net income to net
  cash used in operating activities:
   Depreciation and amortization                                             131            42           20
   Equity in undistributed income of subsidiary                           (2,179)       (2,961)      (1,825)
   (Decrease) increase in accrued expenses                                   (73)         (119)          83
   Other, net                                                                  2            21           14
                                                                         --------      --------     -------
 Net cash flows provided by (used in) operating activities                 1,390          (273)        (176)
                                                                         --------      --------     -------

Cash flows used in investing activities:
  Purchase of investment securities                                         ---           (145)        ---
  Cash invested in subsidiary                                               ---           ---        (1,000)
                                                                         --------      --------     -------
Net cash used in investing activities                                       ---           (145)      (1,000)
                                                                         --------      --------     -------

Cash flows from financing activities:
  Cash payments on capital lease obligations                                 (14)          (32)         (29)
  Net (decrease) increase in notes payable                                (1,550)           50         ---
  Net decrease in convertible subordinated debentures                     (1,534)         (144)        ---
  Issuance of common stock                                                 1,429           195        1,776
                                                                         --------      --------     -------
Net cash (used in) provided by financing activities                       (1,669)           69        1,747
                                                                         --------      --------     -------

Net (decrease) increase in cash and cash equivalents                        (279)         (349)         571
Cash and cash equivalents at beginning of year                               301           650           79
                                                                         --------      --------     -------
Cash and cash equivalents at end of year                                 $    22       $   301      $   650
                                                                         -------       -------      -------
                                                                         -------       -------      -------

NOTE 15 - RELATED PARTY TRANSACTIONS:

Certain directors and executive officers of the Company and their associates are customers of and have other transactions with the Bank in the ordinary
course of business.   Loans and commitments included in such transactions are
made on substantially the same terms as those prevailing at the time for comparable transactions with other persons. Such loans aggregated $695,000 and $617,000 at December 31, 1997 and 1996, respectively. During 1997 new loans (including drawdowns on revolving lines of credit and loan renewals) aggregated $467,000 and repayments (including payments on revolving lines of credit and loan renewals) aggregated $389,000.


NOTE 16 - COMMITMENTS AND CONTINGENCIES:

At December 31, 1997, the Bank was party to certain legal actions. The Company has reviewed these matters with legal counsel and, in management's opinion, the ultimate resolution of these actions will not have a material effect on the Company's financial position.

At December 31, 1997, the Company had unsecured lines of credit totaling $8,000,000 for the purchase of Federal funds with other financial institutions. In addition the Company may borrow from the Federal Home Loan Bank and at the Federal Reserve discount window, subject to the Company's ability to supply collateral.

NOTE 17 - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                               1997 Quarters Ended
                                                             --------------------------------------------------------
(Dollars in thousands, except per share data)                December 31   September 30        June 30       March 31
                                                             -----------   ------------        -------       --------
Interest income. . . . . . . . . . . . . . . . . . . . . . .      $5,994         $5,837         $5,492         $4,972
Interest expense . . . . . . . . . . . . . . . . . . . . . .       1,454          1,580          1,549          1,358
                                                                  ------         ------         ------         ------

Net interest income. . . . . . . . . . . . . . . . . . . . .       4,540          4,257          3,943          3,614
Provision for loan and lease losses. . . . . . . . . . . . .         400            104            283            335
Other income . . . . . . . . . . . . . . . . . . . . . . . .       1,902          1,748          1,693          1,445
Other expense. . . . . . . . . . . . . . . . . . . . . . . .       4,240          4,264          4,012          3,682
                                                                  ------         ------         ------         ------

Income before income taxes . . . . . . . . . . . . . . . . .       1,802          1,637          1,341          1,042
Income tax expense . . . . . . . . . . . . . . . . . . . . .         698            695            528            392
                                                                  ------         ------         ------         ------

Net income . . . . . . . . . . . . . . . . . . . . . . . . .      $1,104          $ 942          $ 813          $ 650
                                                                  ------         ------         ------         ------
                                                                  ------         ------         ------         ------

Basic EPS. . . . . . . . . . . . . . . . . . . . . . . . . .       $0.24          $0.22          $0.19          $0.16
Diluted EPS. . . . . . . . . . . . . . . . . . . . . . . . .       $0.23          $0.20          $0.18          $0.14


                                                                               1996 Quarters Ended
                                                             --------------------------------------------------------
(Dollars in thousands, except per share data)                December 31   September 30        June 30       March 31
                                                             -----------   ------------        -------       --------

Interest income. . . . . . . . . . . . . . . . . . . . . . .      $5,246         $5,049         $4,798         $4,747
Interest expense . . . . . . . . . . . . . . . . . . . . . .       1,332          1,322          1,229          1,229
                                                                  ------         ------         ------         ------

Net interest income. . . . . . . . . . . . . . . . . . . . .       3,914          3,727          3,569          3,518
Provision for loan and lease losses. . . . . . . . . . . . .         200            100            700            300
Other income . . . . . . . . . . . . . . . . . . . . . . . .       1,591          1,679          2,187          1,518
Other expense. . . . . . . . . . . . . . . . . . . . . . . .       4,026          3,834          3,945          3,762
                                                                  ------         ------         ------         ------

Income before income taxes . . . . . . . . . . . . . . . . .       1,279          1,472          1,111            974
Income tax expense . . . . . . . . . . . . . . . . . . . . .         637            570            444            441
                                                                  ------         ------         ------         ------

Net income . . . . . . . . . . . . . . . . . . . . . . . . .      $  642          $ 902          $ 667          $ 533
                                                                  ------         ------         ------         ------
                                                                  ------         ------         ------         ------

Basic EPS. . . . . . . . . . . . . . . . . . . . . . . . . .       $0.15          $0.22          $0.16          $0.13
Diluted EPS. . . . . . . . . . . . . . . . . . . . . . . . .       $0.14          $0.20          $0.15          $0.12

--------------------------------------------------------------------------------





                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549




                                 ____________________







                                       EXHIBITS

                                          TO

                                    1997 FORM 10-K

                                        Under

                         The Securities Exchange Act of 1934







                                 ____________________