Form 10-Q
period 1998-03-31
NORTH COUNTY BANCORP
filed 1998-05-11
CIK 357262

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-Q

        (Mark One)

            X   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
           ---  SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1998
                                               --------------
                TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
           ---  SECURITIES EXCHANGE ACT OF 1934

                For the transition period from           to
                                               ---------    -------------
                Commission file number                0-10627
                                        ---------------------------------



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

        444 S. Escondido Blvd., P.O.Box 462990, Escondido, California 92025
--------------------------------------------------------------------------------
             (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code      (760) 743-2200
                                                            --------------------

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

As of May 7, 1998 the Registrant had 4,637,290 shares of no par value common stock issued and outstanding.

                              NORTH COUNTY BANCORP


                                                                        Page
                                                                        ----
Part I  FINANCIAL INFORMATION

  Item 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheet -
               March 31, 1998 and December 31, 1997                       2

           Consolidated Statement of Income -
               Three Months Ended March 31, 1998 and 1997                 3

           Consolidated Statement of Cash Flows -
               Three months Ended March 31, 1998 and 1997                 4

           Notes to Consolidated Financial Statements                     5


  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  6


Part II  OTHER INFORMATION


  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                               11

                            NORTH COUNTY BANCORP

                       PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEET
                               (In thousands)

                                                         March 31,    December 31,
                                                           1998           1997
                                                       -----------    ------------
                                                       (Unaudited)
       ASSETS
       Cash and cash equivalents:
         Cash and due from banks                         $  24,414     $  24,262
         Federal funds sold                                  5,800         4,000
                                                         ---------     ---------
                                                            30,214        28,262

       Investment securities:
         Available for sale                                 18,584        17,544
         Held to maturity                                   11,036        12,135
       Loans, net                                          218,900       207,723
       Other real estate owned                               1,126           986
       Premises and equipment, net                           8,808         8,582
       Accrued interest receivable and other assets          5,404         5,502
                                                         ---------     ---------
                                                         $ 294,072      $280,734
                                                         ---------     ---------
                                                         ---------     ---------

       LIABILITIES AND STOCKHOLDERS' EQUITY

       Deposits:
         Non-interest bearing                            $  88,385     $  89,852
         Interest bearing                                  175,402       161,703
                                                         ---------     ---------
                                                           263,787       251,555

       Accrued expenses and other liabilities                2,654         2,377
       Federal funds purchased and
         U.S. Treasury demand note                           1,000         1,194
       Capital lease obligation                                412           415
                                                         ---------     ---------
           Total liabilities                               267,853       255,541
                                                         ---------     ---------

       Stockholders' equity:
         Common stock, no par value,
           Authorized, 10,000,000 shares;
           Outstanding shares 4,637,290
             in 1998 and 1997                               16,058        16,058
       Retained earnings                                    10,137         9,137
       Unrealized gain (loss) on available for
         sale securities, net of tax                            24            (2)
                                                         ---------     ---------

            Total stockholders' equity                      26,219        25,193
                                                         ---------     ---------
                                                          $294,072      $280,734
                                                         ---------     ---------
                                                         ---------     ---------


            See accompanying notes to consolidated financial statements.

                            NORTH COUNTY BANCORP
                      CONSOLIDATED STATEMENT OF INCOME
               (Unaudited, in thousands except per share data)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          1998          1997
                                                        -------       -------
Interest income:
   Interest and fees on loans                            $5,358        $4,470
   Investment securities                                    440           444
   Federal funds sold                                       105            58
                                                        -------       -------

       Total interest income                              5,903         4,972
                                                        -------       -------

Interest expense:
  Deposits                                                1,403         1,243
  Federal funds purchased and
    U.S. Treasury demand note                                 8            32
  Notes payable, capital lease obligation and
    convertible subordinated debentures                      15            83
                                                        -------       -------
       Total interest expense                             1,426         1,358
                                                        -------       -------

         Net interest income                              4,477         3,614

Provision for loan and lease losses                         590           335
                                                        -------       -------
Net interest income after provision
  for loan and lease losses                               3,887         3,279
                                                        -------       -------

Other income                                              1,987         1,445

Other expense                                             4,212         3,682
                                                        -------       -------

Income before income taxes                                1,662         1,042
Provision for income taxes                                  662           392
                                                        -------       -------

Net income                                               $1,000        $  650
                                                        -------       -------
                                                        -------       -------

Basic earnings per share                                 $ 0.22        $ 0.16
                                                        -------       -------
                                                        -------       -------
Diluted earnings per share                               $ 0.21        $ 0.14
                                                        -------       -------
                                                        -------       -------

Comprehensive income:
  Net income                                             $1,000        $  650
  Unrealized gains and losses, net of tax                    24            (2)
                                                        -------       -------
                                                         $1,024        $  648
                                                        -------       -------
                                                        -------       -------


          See accompanying notes to consolidated financial statements.

                             NORTH COUNTY BANCORP

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited, in thousands)


                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                         1998          1997
                                                                      --------        ------
Cash flows from operating activities:
  Net income                                                          $  1,000        $  650
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization of:
        Office property and equipment                                      264           330
        Deferred loan fees and costs, net                                 (202)          (52)
        Investment premiums and discounts, net                              45            26
        Other                                                                9            45
      (Gain) on sale of other real estate owned                            (77)         (132)
      Provision for loan and lease losses                                  590           335
      (Increase) decrease in interest receivable                          (130)          202
      Increase in taxes payable                                            569            58
      Decrease in accrued expenses                                        (346)         (368)
      Increase in interest payable                                          96           161
      Other, net                                                           202           194
                                                                     ---------     ---------
         Net cash provided by operating activities                       2,020         1,449
                                                                     ---------     ---------

Cash flows from investing activities:
  Proceeds from sales and maturities of investment securities            3,331         2,180
  Purchase of investment securities                                     (3,317)          ---
  Net increase in loans                                                (11,705)       (6,099)
  Purchase of premises and equipment                                      (489)         (120)
  Proceeds from sale of other real estate owned                             77           137
                                                                     ---------     ---------
         Net cash used in investing activities                         (12,103)       (3,902)
                                                                     ---------     ---------

Cash flows from financing activities:
  Cash payments on notes payable and capital lease obligations              (3)           (3)
  Net increase in deposits                                              12,232        19,563
  Net (decrease) increase in short term borrowings                        (194)        1,564
  Net decrease in long term borrowings                                     ---           (33)
                                                                     ---------     ---------
         Net cash provided by financing activities                      12,035        21,091
                                                                     ---------     ---------

Net increase in cash and cash equivalents                                1,952        18,638
Cash and cash equivalents at beginning of year                          28,262        28,136
                                                                     ---------     ---------
Cash and cash equivalents at end of period                           $  30,214     $  46,774
                                                                     ---------     ---------
                                                                     ---------     ---------

Disclosures:
  Total interest paid                                                $   1,330     $   1,197
                                                                     ---------     ---------
                                                                     ---------     ---------
  Total taxes paid                                                   $     ---     $     385
                                                                     ---------     ---------
                                                                     ---------     ---------
  Foreclosed real estate loans                                       $     140     $     581
                                                                     ---------     ---------
                                                                     ---------     ---------


            See accompanying notes to consolidated financial statements.

                            NORTH COUNTY BANCORP

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company's Annual Report for the year ended December 31, 1997.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three months ended March 31, 1998 and 1997, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.


NOTE 2 - EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of common stock and common stock equivalent shares outstanding adjusted retroactively for stock dividends. The weighted average number of shares outstanding for basic earnings per share was 4,637,290 and 4,208,679 for the three months ended March 31, 1998 and 1997, respectively. The calculation of diluted earnings per share for the three months ended March 31, 1998 and 1997, assumes the issuance of 175,067 and 464,025 shares of common stock, respectively, upon the conversion of the stock options and convertible subordinated debentures. The weighted average number of shares outstanding for diluted earnings per share was 4,812,357 and 4,672,704 for the three months ended March 31, 1998 and 1997, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

North County Bancorp (the "Company") has one wholly owned subsidiary, North County Bank (the "Bank"). North County Bank's operations are the only significant operations of the Company. The accompanying financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Statements contained in this Report on Form 10Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date thereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially from those in such forward-looking statements are included in the discussions below.


                             FINANCIAL CONDITION

Total assets of the Company increased $13.4 million or 4.8% to $294.1 million at March 31, 1998, from $280.7 million at December 31, 1997. This growth was centered in gross loans which increased $11.2 million or 5.3% to $222.2 million from $211.0 million at the end of 1997. Within the loan portfolio,commercial real estate loans increased $3.1 million to $46.0 million, other commercial loans increased $5.9 million to $117.6 million and construction loans increased $4.5 million to $14.8 million at quarter end. These increases were partially offset by a decrease in consumer loans of $2.0 million to $39.0 million. Title I loans, a component of consumer loans, decreased $1.4 million from the end of 1997 to $9.0 million at March 31, 1998. The Company continues to experience poor demand for consumer financing primarily due to increased competition from non-bank lenders as well as other financial institutions in its market area. There was little change in the loan portfolio mix of which commerical real estate and other commercial loans comprised 20% and 53%, respectively, at the end of both periods. Consumer loans declined slightly to 18% from 19% of gross loans and construction loans increased to 7% from 5% at year end. Federal funds sold increased $2.0 million to $5.8 million at the end of the first quarter. Other real estate owned increased $140,000 to $1.1 million during the first three months of 1998 from $1.0 million due to the addition of two properties which were subsequently sold in April and May of this year. During the first quarter, the Company was able to sell one additional property which had a carrying value of $0.

Total deposits at March 31, 1998 increased $12.2 million or 4.9% from December 31, 1997. The deposit growth consisted of interest bearing accounts which increased $13.7 million or 8.5% partially offset by noninterest-bearing demand deposits which decreased slightly $1.5 million or 1.6%. In the interest-bearing deposit categories, NOW accounts increased $6.4 million to $43.0 million, savings and money market accounts increased $1.7 million to $80.0 million, and time deposits increased $5.6 million to $52.4 million. Total stockholders' equity at March 31, 1998 was $26.2 million compared to $25.2 million at December 31, 1997, an increase of $1.0 million or 4.1% due to first quarter earnings. The Company's Tier I risk based capital, total risk based capital and Tier I leverage capital ratios were 10.75%, 12.00% and 9.12%, respectively, at March 31, 1998, compared to 10.88%, 12.14% and 8.76%, respectively, at December 31, 1997. The Bank's Tier I risk based capital, total risk based capital and Tier I leverage capital ratios were 10.72%, 11.97% and 9.10%, respectively, at March 31, 1998, compared to 10.85%, 12.10% and 8.73%, respectively, at December 31, 1997.

                             RESULTS OF OPERATIONS

SUMMARY

Net income for the three months ended March 31, 1998 increased $350,000 or 53.8% to $1.0 million from $650,000 for the same 1997 period. This increase is attributable to a number of factors, the largest of which was an increase in net interest income of $863,000 or 23.9% to $4.5 million for the first quarter of 1998 from $3.6 million for the same quarter last year. The provision for loan and lease losses increased $255,000 or 76.1% to $590,000 from $335,000 primarily due to loan growth. Other income increased $542,000 and was offset by an increase of $530,000 in other expense. The provision for income taxes increased $270,000 to $662,000 for the first three months of 1998 from $392,000 for the same prior year period due to an increase in pre-tax earnings of $620,000 and a slightltly higher effective tax rate. Return on average assets and average stockholders' equity increased during the first quarter of 1998 to 1.41% and 15.46%, respectively, from 1.01% and 12.62%, respectively for the same 1997 period. Basic and diluted earnings per share for the first three months of 1998 increased to $0.22 and $0.21, respectively, from $0.16 and $0.14, respectively, for the same 1997 period. The 1997 earnings per share calculations have been restated to reflect a 5% stock dividend paid on January 30, 1998. (See RESULTS OF OPERATIONS -- PROVISION FOR LOAN AND LEASE LOSSES, RESULTS OF OPERATION -- NET INTEREST INCOME, and RESULTS OF OPERATIONS -- OTHER INCOME AND EXPENSE.)

NET INTEREST INCOME

Net interest income for the three months ended March 31, 1998 compared to 1997 increased $863,000 or 23.9% primarily due to growth of 14.0% or $30.6 million in average interest earning assets. Interest income on earning assets increased $931,000 or 18.7% to $5.9 million. The growth in interest income was primarily due to an increase of $888,000 in interest and fees on loans. Average loans increased $30.2 million to $212.4 million in the first quarter of 1998 from $182.2 million for the same 1997 period. The average tax equivalent yield on loans in the same time periods increased to 10.24% compared to 9.97%. The tax equivalent yield on earning assets was 9.60% for the first quarter of 1998 compared to 9.23% for the same quarter last year. The net tax equivalent interest margin (net interest income as a percentage of average interest-earning assets) was 7.29% and 6.72% for the three months ended March 31, 1998 and 1997, respectively.

Interest expense increased $68,000 or 5.0% for the first three months of 1998 compared to the same period in 1997. The increase in interest expense consisted of an increase of $160,000 in interest paid on deposits, partially offset by a decrease of $92,000 in interest expense on other borrowings, primarily long term borrowings. The average rate paid on interest-bearing deposits increased during this time period to 3.40% at March 31, 1998 compared to 3.34% for the same 1997 period. The average rate paid on money market and savings deposits increased to 3.38% from 3.27%. During the same period the average rate paid on NOW and time deposits decreased slightly to 1.34% and 5.03%, respectively, from 1.43% and 5.06%, respectively. At March 31, 1997, the Company had $1.5 million outstanding in 9 1/4% convertible subordinated debentures (the "Debentures") and $1.6 million outstanding under two term notes. The Company, at its option, redeemed the Debentures for common stock in October of 1997. The term notes were paid in full in May of that same year. Consequently, average long term borrowings for the first quarter of 1998 decreased to $413,000 from $3.5 million for the same prior year period. The average rates paid on total interest-bearing liabilities were 3.43% and 3.51% for the first three months of 1998 and 1997, respectively.

OTHER INCOME AND OTHER EXPENSE

Other income and expense increased $542,000 and $530,000, respectively, for the three months ended March 31, 1998. The increase in other income is primarily due to an increase of $534,000 or 392.7% in gains on loan sales due to an increase of $250,000 in gains on the sale of SBA loans and $284,000 in gains on the sale of Title I and equity loans. The Company sold

$1.9 million in SBA loans in the first quarter of 1998 and sold none during the same quarter last year. Title I and equity loans sold totaled $10.8 million and $5.8 million during the first three months of 1998 and 1997, respectively. Other expense consists primarily of salaries and employee benefits which increased $325,000 to $2.5 million, occupancy expense which decreased $60,000 to $791,000, advertising and other public relations which increased $64,000 to $166,000, telephone expense which increased $29,000 to $114,000, and supplies which increased $14,000 to $88,000.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three months ended March 31, 1998 was $590,000 compared to $335,000 for the comparable 1997 period. The amount of the provision reflects management's judgement as to the adequacy of the reserve for loan and lease losses and is generally determined by the periodic review of the loan portfolio, the Bank's loan loss experience, and current and expected economic conditions. The increase in the provision for loan and lease losses reflects a provision of $340,000 during the first quarter of 1998 compared to $150,000 in the first quarter of 1997 to supplement the Company's Title I HUD reserve due to potential losses in the Title I portfolio. Net charge offs increased to $530,000 for the first three months of 1998 from $160,000 for the same prior year period. The annualized ratio of net charge offs to total loans was 0.95%, 0.47% and 0.34% at March 31, 1998, December 31, 1997, and March 31, 1997, respectively. The loan and lease loss reserve was 1.50%, 1.55% and 1.78% of total gross loans at March 31, 1998, December 31, 1997 and March 31, 1997, respectively.

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

NONPERFORMING ASSETS

The following table provides information with respect to the components of the Company's nonperforming assets at March 31, 1998 and December 31, 1997 (in thousands):

                                                       March 31,    December 31,
                                                         1998           1997
                                                       ---------    ------------
Nonaccrual loans:
  Commercial                                            $2,620        $2,163
  Installment and consumer                                 552           858
                                                        ------        ------
   Total nonperforming loans                             3,172         3,021
                                                        ------        ------

Other real estate owned                                  1,126           986
                                                        ------        ------

  Total nonperforming assets                            $4,298        $4,007
                                                        ------        ------
                                                        ------        ------

Nonperforming assets to total
  gross loans plus other real
  estate owned                                           1.92%         1.89%
                                                        ------        ------
                                                        ------        ------

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

Impaired loans were recorded at $2.0 million and $464,000 for commercial
loans and real estate mortgage loans, respectively, at March 31, 1998.   The
recorded investments are stated net of reserves for loan losses of $149,000 and $11,000, respectively. Impaired loans at December 31, 1997 were recorded at $1.5 million and $468,000 for commercial loans and real estate mortgage loans, respectively, net of reserves for loan losses of $130,000 and $21,000, respectively.


                     LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a banking institution reflects its ability to provide funds to meet customer credit needs, to accommodate possible outflows in deposits, to provide funds for day-to-day operations, and to take advantage of interest rate market opportunities. Asset liquidity is provided by cash, certificates of deposit with other financial institutions, Federal funds sold, investment maturities and sales and loan maturities, repayments and sales. Liquid assets (consisting of cash, Federal funds sold and investment securities) comprised 20.4% and 20.6% of the Company's total assets at March 31, 1998 and December 31, 1997, respectively. Liquidity management also includes the management of unfunded commitments to make loans and undisbursed amounts under lines of credit. At March 31, 1998, these commitments totaled $39.6 million in commercial loans, $1.5 million in letters of credit, $17.0 million in real estate construction loans, and $10.6 million in consumer and installment loans.

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

Asset/Liability Management involves minimizing the impact of interest rate changes on the Company's earnings through the management of the amount, composition and repricing periods of rate sensitive assets and rate sensitive liabilities. Emphasis is placed on maintaining a rate sensitivity position within the Company's policy guidelines to avoid wide swings in spreads and to minimize risk due to changes in interest rates. At March 31, 1998 approximately 57% of the Company's interest earning assets have interest rates which are tied to the Bank's base lending rate or mature in one year or less. In order to match the rate sensitivity of its assets, the Company's policy is to offer a large number of variable rate deposit products and limit the level of large dollar time deposits with maturities of one year or longer. In addition to managing its asset/liability position, the Company has taken steps to mitigate the impact of changing interest rates by generating non-interest income through service charges, offering products which are not interest rate sensitive, such as escrow services and insurance products, and through the servicing of mortgage loans.

                              CAPITAL RESOURCES

Stockholders' equity increased 4.1% to $26.2 million at March 31, 1998 from $25.2 million at December 31, 1997. Net income of $1.0 million and an increase in net unrealized gains on available for sale securities of $26,000 contributed to the increase in equity.

The following table provides information with respect to the Company's and the Bank's regulatory capital ratios and regulatory minimum requirements:

                                       March 31,       December 31,    Regulatory Minimum
                                         1998            1997              Ratios
                                       --------        -----------     ------------------
NORTH COUNTY BANCORP
 Risk-based capital
   Tier 1                               10.75%           10.88%             4.00%
   Total                                12.00%           12.14%             8.00%
 Tier 1 leverage capital                 9.12%            8.76%         4.00% - 5.00%


NORTH COUNTY BANK
  Risk-based capital
    Tier 1                              10.72%           10.85%             4.00%
    Total                               11.97%           12.10%             8.00%
 Tier 1 leverage capital                 9.10%            8.73%         4.00% - 5.00%

Management anticipates capital expenditures of approximately $1.5 million primarily for upgrades to computer and data communications equipment, computer software and improvements to current facilities during 1998.

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

NORTH COUNTY BANCORP
(Registrant)




/s/ MICHAEL J. GILLIGAN                                  Date: May 8, 1998
-----------------------------                                  -----------
Michael J. Gilligan
Vice President & Chief Financial Officer