Form 10-Q
period 1998-06-30
NORTH COUNTY BANCORP
filed 1998-08-11
CIK 357262

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q

        (Mark One)

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      --  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended            June 30, 1998
                                          ------------------------------------

      -- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from              to
                                              --------------   -----------
                Commission file number           0-10627
                                      ------------------------------------


                                   NORTH COUNTY BANCORP
   ---------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            California                                95-3669135
   ---------------------------------------------------------------------------
       (State or other jurisdiction of               (IRS Employer
       incorporation or organization)                Identification No.)

  444 S. Escondido Blvd., P.O. Box 462990, Escondido, California      92025
   ---------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code      (760) 743-2200
                                                   ---------------------------

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



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

As of August 6, 1998 the Registrant had 4,637,290 shares of no par value common stock issued and outstanding.

                              NORTH COUNTY BANCORP

                                                                 PAGE
                                                                 ----
PART I  FINANCIAL INFORMATION

  Item 1.   FINANCIAL STATEMENTS

            Consolidated Balance Sheet -
               June 30, 1998 and December 31, 1997                 2

            Consolidated Statement of Income -
               Three Months Ended and Six Months Ended
               June 30, 1998 and 1997                              3

            Consolidated Statement of Cash Flows -
               Six Months Ended June 30, 1998 and 1997             4

            Notes to Consolidated Financial Statements             5

  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS          6

Part II  OTHER INFORMATION

  Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                      11

                          NORTH COUNTY BANCORP

                     PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                       CONSOLIDATED BALANCE SHEET
                             (In thousands)

                                                    June 30,      December 31,
                                                     1998            1997
                                                  ------------   -------------
                                                  (Unaudited)
          ASSETS

  Cash and cash equivalents:
     Cash and due from banks                         $ 25,293       $ 24,262
     Federal funds sold                                17,300          4,000
                                                  ------------   -------------
                                                       42,593         28,262
  Investment securities:
     Available for sale                                17,725         17,544
     Held to maturity                                  11,655         12,135
  Loans, net                                          219,917        207,723
  Other real estate owned                                 769            986
  Premises and equipment, net                           9,669          8,582
  Accrued interest receivable and other assets          5,394          5,502
                                                  ------------   -------------
                                                     $307,722       $280,734
                                                  ------------   -------------
                                                  ------------   -------------
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits:
     Noninterest-bearing                             $ 94,476       $ 89,852
     Interest-bearing                                 180,995        161,703
                                                  ------------   -------------
                                                      275,471        251,555

  Accrued expenses and other liabilities                2,279          2,377
  Federal funds purchased and U.S. Treasury
   demand note                                          2,201          1,194
  Capital lease obligation                                409            415
                                                  ------------   -------------
          Total liabilities                           280,360        255,541
                                                  ------------   -------------
  Stockholders' equity:
    Common stock, no par value,
      Authorized, 10,000,000 shares;
      Outstanding shares 4,637,290
        in 1998 and 1997                               16,058         16,058
    Retained earnings                                  11,276          9,137
    Unrealized loss on available for sale
      securities, net of tax                               28             (2)
                                                  ------------   -------------
          Total stockholders' equity                   27,362         25,193
                                                  ------------   -------------
                                                     $307,722       $280,734
                                                  ------------   -------------
                                                  ------------   -------------

             See accompanying notes to consolidated financial statements.

                                 NORTH COUNTY BANCORP
                           CONSOLIDATED STATEMENT OF INCOME
                   (Unaudited, in thousands except per share data)


                                                  Three Months Ended June 30,    Six Months Ended June 30,
                                                  ---------------------------    -------------------------
                                                     1998            1997           1998           1997
                                                  ------------    -----------    ------------   ----------
Interest income:
  Interest and fees on loans                         $5,827          $4,868        $11,185        $ 9,338
  Investment securities                                 408             475            848            919
  Federal funds sold                                    107             140            212            198
  Deposits with other financial institutions           --                 9           ---               9
                                                  ------------    -----------    ------------   ----------
    Total interest income                             6,342           5,492         12,245         10,464
                                                  ------------    -----------    ------------   ----------

Interest expense:
  Deposits                                            1,470           1,472          2,873          2,715
  Federal funds purchased and U.S. Treasury
    demand note                                          12              16             20             48
  Long term debt                                         14              61             29            144
                                                  ------------    -----------    ------------   ----------
    Total interest expense                            1,496           1,549          2,922          2,907
                                                  ------------    -----------    ------------   ----------
           Net interest income                        4,846           3,943          9,323          7,557
Provision for loan losses                               450             283          1,040            618
                                                  ------------    -----------    ------------   ----------
Net interest income after provision for loan losses   4,396           3,660          8,283          6,939

Other income                                          1,755           1,693          3,742          3,138
Other expense                                         4,207           4,012          8,419          7,694
                                                  ------------    -----------    ------------   ----------
Income before income taxes                            1,944           1,341          3,606          2,383
Provision for income taxes                              805             528          1,467            920
                                                  ------------    -----------    ------------   ----------
Net income                                           $1,139          $  813        $ 2,139        $ 1,463
                                                  ------------    -----------    ------------   ----------
                                                  ------------    -----------    ------------   ----------
Basic earnings per share                            $  0.25          $ 0.19       $   0.46       $   0.35
                                                  ------------    -----------    ------------   ----------
                                                  ------------    -----------    ------------   ----------
Diluted earnings per share                          $  0.24          $ 0.18       $   0.44       $   0.32
                                                  ------------    -----------    ------------   ----------
                                                  ------------    -----------    ------------   ----------
Comprehensive Income:
   Net income                                        $1,139          $  813        $ 2,139        $ 1,463
   Unrealized gains and losses, net of tax                6              61             30             27
                                                  ------------    -----------    ------------   ----------
                                                     $1,145          $  874        $ 2,169        $ 1,490
                                                  ------------    -----------    ------------   ----------
                                                  ------------    -----------    ------------   ----------

            See accompanying notes to consolidated financial statements.

                                NORTH COUNTY BANCORP
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited, in thousands)

                                                          Six Months Ended June 30,
                                                          --------------------------
                                                              1998         1997
                                                          ----------    ------------
  Cash flows from operating activities:
     Net income                                           $ 2,139       $ 1,463
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization of:
           Office property and equipment                      541           661
           Deferred loan fees and costs, net                 (385)         (147)
           Investment premiums and discounts, net             108            55
           Other                                               18            84
       Gain on sale of other real estate owned                (76)         (377)
       Provision for loan and lease losses                  1,040           618
       (Increase) decrease in interest receivable            (147)           54
       Increase in taxes payable                               85            97
      Decrease in accrued expenses                           (261)          (78)
       Increase in interest payable                           112           262
       Other, net                                             233           462
                                                          ----------    ------------
           Net cash provided by operating activities        3,407         3,154
                                                          ----------    ------------
  Cash flows from investing activities:
     Proceeds from sales and maturities of investment
      securities                                            6,683         8,860
     Purchase of investment securities                     (6,492)       (8,930)
     Net increase in loans                                (12,989)      (15,657)
     Purchase of premises and equipment                    (1,628)         (268)
     Proceeds from sale of other real estate owned            434         1,491
                                                          ----------    ------------
           Net cash used in investing activities          (13,992)      (14,504)
                                                          ----------    ------------
  Cash flows from financing activities:
     Cash payments on notes payable and capital lease
      obligations                                              (7)           (7)
     Net increase in deposits                              23,916        23,265
     Net increase (decrease) in short term borrowings       1,007        (1,264)
     Net decrease in long term borrowings                    ---         (1,591)
                                                          ----------    ------------
           Net cash provided by financing activities       24,916        20,403
                                                          ----------    ------------
  Net increase in cash and cash equivalents                14,331         9,053
  Cash and cash equivalents at beginning of year           28,262        28,136
                                                          ----------    ------------
  Cash and cash equivalents at end of period             $ 42,593      $ 37,189
                                                          ----------    ------------
                                                          ----------    ------------
  Disclosures:
     Total interest paid                                 $  2,810      $  2,645
                                                          ----------    ------------
                                                          ----------    ------------
     Total taxes paid                                    $  1,293      $    842
                                                          ----------    ------------
                                                          ----------    ------------
     Foreclosed real estate loans                         $   140      $    745
                                                          ----------    ------------
                                                          ----------    ------------

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three and six month periods ended June 30, 1998 and 1997, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share (EPS) represents net income divided by the weighted average common shares outstanding during the period adjusted retroactively for stock dividends excluding any potential dilutive effects. The weighted average number of shares outstanding for basic EPS was 4,637,290 for the three and six months ended June 30, 1998 and 4,216,597 and 4,212,660 for the three and six months ended June 30, 1997, respectively.

Diluted EPS gives effect to all potential issuances of common stock that would have caused basic EPS to be lower as if the issuance had already occurred. The calculation of diluted EPS assumes the issuance of 180,712 and 531,587, shares of common stock at June 30, 1998 and 1997, respectively, upon the exercise of eligible stock options and conversion of the Company's convertible subordinated debentures. The weighted average number of shares outstanding for diluted EPS was 4,817,213 and 4,818,002 for the three and six months ended June 30, 1998, respectively, and 4,745,175 and 4,744,247 for the three and six months ended June 30, 1997, respectively.

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

Statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date thereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially from those in such forward-looking statements are included in the discussions below.

                                 FINANCIAL CONDITION

Total assets of the Company increased $27.0 million or 9.6% to $307.7 million at June 30, 1998, from $280.7 million at December 31, 1997. Gross loans increased $12.4 million or 5.9% to $223.4 million from $211.0 million at the end of 1997. Within the loan portfolio, real estate loans increased $3.5 million to $49.3 million, commercial loans increased $5.9 million to $117.6 million and construction loans increased $6.8 million to $17.2 million at June 30, 1998. These increases were partially offset by a decrease in total consumer loans of $3.1 million to $38.0 million. The Company continues to experience poor demand for consumer financing primarily due to increased competition from non-bank lenders as well as other financial institutions in its market area. There was little change in the loan portfolio mix of which real estate and commercial loans comprised 22% and 53%, respectively, at the end of both periods. Construction loans increased to 8% of gross loans compared to 5% at year end and consumer loans declined slightly to 17% from 19%. Deposit growth has outpaced loan growth and excess funds were placed in Federal funds sold which increased $13.3 million to $17.3 million at the end of the second quarter. Other real estate owned decreased $217,000 to $769,000 during the first six months of 1998 as the Company foreclosed on two properties with a total carrying value of $140,000 and was able to sell five properties with a total carrying value of $314,000.

Total deposits at June 30, 1998 increased $23.9 million or 9.5% from December 31, 1997. This increase consisted of $4.6 million in noninterest-bearing deposits and $19.3 million in interest-bearing accounts. In the interest-bearing deposit categories, NOW accounts increased $5.1 million to $41.7 million, savings and money market accounts increased $2.6 million to $81.0 million, and time deposits increased $11.6 million to $58.3 million. Total stockholders' equity at June 30, 1998 was $27.4 million compared to $25.2 million at December 31, 1997, an increase of $2.2 million or 8.6% due to earnings. The Company's Tier I leverage capital ratios were 9.20% and 8.76%, at June 30, 1998 and December 31, 1997, respectively. The Bank's Tier I leverage capital ratios were 9.15% and 8.73% at June 30, 1998 and December 31, 1997, respectively. (See CAPITAL RESOURCES.)

                               RESULTS OF OPERATIONS

SUMMARY

Net income for the six months ended June 30, 1998 increased $679,000 or 45.6% to $2.2 million from $1.5 million for the same 1997 period. This increase is attributable to a number of factors, the largest of which was an increase in net interest income of $1.7 million or 23.4% to $9.3 million from $7.6 million last year. The provision for loan and lease losses increased $422,000 or 68.3% to $1.0 million from $618,000 primarily due to loan growth. Other income increased $604,000 and was offset by an increase of $725,000 in other expense. The provision for income taxes increased $547,000 to $1.5 million from $920,000 due to an increase in pre-tax earnings of $1.2 million
and a slightly higher effective tax rate.   Return on average assets and
average stockholders' equity increased during the first six months of 1998 to 1.48% and 16.20%, respectively, from 1.10% and 13.95%, respectively for the same 1997 period. Basic and diluted earnings per share for the first six months of 1998 increased to $0.46 and $0.44, respectively, from $0.35 and $0.32, respectively, for the same 1997 period. The 1997 earnings per share calculations have been restated to reflect a 5% stock dividend paid on January 30, 1998. (See RESULTS OF OPERATIONS -- PROVISION FOR LOAN AND LEASE LOSSES, RESULTS OF OPERATION -- NET INTEREST INCOME, and RESULTS OF OPERATIONS -- OTHER INCOME AND EXPENSE.)

For the quarter ended June 30, 1998, the Company reported net income of $1.1 million compared to $813,000 for the second quarter of 1997, an increase of $326,000 or 40.1%. The increase in second quarter earnings is primarily due to increases in net interest income of $903,000 and other income of $62,000 which were partially offset by increases in the provision for loans and lease losses of $167,000 and other expense of $195,000. The provision for income taxes increased $277,000 to $805,000 for the second quarter of 1998. The return on average assets and average stockholders' equity for the quarter ended June 30, 1998 increased to 1.55% and 16.91%, respectively, from 1.19% and 15.23%, respectively, for the second quarter of 1997. Basic and diluted earnings per share for the second quarters were $0.25 and $0.24, respectively in 1998, compared to $0.19 and $0.18, respectively in 1997.

NET INTEREST INCOME

Net interest income for the six months ended June 30, 1998 compared to 1997 increased $1.7 million or 23.4% primarily due to growth of 12.0% or $27.5 million in average interest earning assets which increased to $255.0 million from $227.5 million. Interest income on earning assets increased $1.8 million or 17.0% to $12.2 million. The growth in interest income was primarily due to an increase of $1.8 million in interest and fees on loans. Although the balance in Fed funds sold showed a significant increase at period end the average balance for the first six months of 1998 versus 1997 increased only $500,000 to $7.9 million and the average yield for both periods was 5.39%. Average loans increased $30.9 million to $217.5 million in the first half of 1998 from $186.6 million for the same 1997 period. The average tax equivalent yield on loans in the same time periods increased to 10.38% compared to 10.11%. Interest on investments decreased $71,000 in the first half of 1998 compared to 1997. This was primarily due to a decrease in the average volume of $3.7 million to $29.5 million in 1998 from $33.2 million in 1997 partially offset by an increase in yield to 5.95% in 1998 from 5.73% in 1997. The tax equivalent yield on earning assets was 9.71% for the first half of 1998 compared to 9.31% last year. The net tax equivalent interest margin (net interest income as a percentage of average interest-earning assets) was 7.40% and 6.74% for the six months ended June 30, 1998 and 1997, respectively.

Interest expense increased $15,000 or 0.5% for the first six months of 1998 compared to the same period in 1997. The increase in interest expense consisted of an increase of $158,000 in interest paid on deposits, partially offset by a decrease of $143,000 in interest expense on other borrowings, primarily long term borrowings. Average interest-bearing deposits increased by $12.0 million to $170.5 million in the first half of 1998 compared to $158.5 million for the same 1997 period. The average rate paid on interest-bearing deposits decreased during this time period to 3.40% at June 30, 1998 compared to 3.45% for the same 1997 period. Average money market and savings deposits increased $5.6 million to $78.2 million and the average rate paid on these accounts increased slightly to 3.33% from 3.29%. During the same period average NOW accounts increased $4.1 million to $40.1 million while the average rate paid decreased to 1.35% from 1.43%. Average time deposits increased $2.3 million to $52.2 million at June 30, 1998. The average rate paid for these deposits decreased to 5.08% from 5.15% largely due to a deposit promotion in the second quarter of 1997 in which the Company offered a short term (seven month) certificate of deposit at 6.00%. At June 30, 1997, the Company had $1.5 million outstanding in 9 1/4% convertible subordinated debentures which were redeemed (at the Company's option) for common stock in October of 1997. Two term notes for $1.6 million were paid in full during the second quarter of 1997. Consequently, average long term borrowings for the first half of 1998 decreased to $411,000 from $3.0 million for the same prior year period. The average rates paid on total interest-bearing liabilities were 3.43% and 3.59% for the first six months of 1998 and 1997, respectively.

OTHER INCOME AND OTHER EXPENSE

Other income and expense increased $604,000 and $725,000, respectively, for the six months ended June 30, 1998. The increase in other income is primarily due to an increase of $652,000 or 169.8% in gains on loan sales due to increases of $322,000 in gains on the sale of SBA loans and $383,000 in gains on the sale of equity loans partially offset by a decrease of $53,000 in gains on the sale of Title I loans. The Company sold $2.6 million in SBA loans in the first half of 1998 and sold none during the same period last year. Title I and equity loans sold totaled $21.8 million and $12.8 million during the first six months of 1998 and 1997, respectively. Other expense consists primarily of salaries and employee benefits which increased $629,000 to $4.9 million, occupancy expense which decreased $10,000 to $1.6 million, advertising and other public relations which increased $169,000 to $334,000, professional services which increased $34,000 to $256,000, telephone expense which increased $34,000 to $217,000, and supplies which increased $11,000 to $165,000.

IMPACT OF YEAR 2000 ON COMPUTER SYSTEMS

The Company has recognized the challenges posed by the Year 2000 issues and has completed preliminary work to inventory computer systems, software and equipment containing embedded microchips, and has performed a risk assessment. The Company has hired an outside consultant to further assist in the identification, testing and evaluation of all systems, service providers and vendors to assure Year 2000 compliance. An internal task force has been established to work with the consultant in reviewing all computer systems and equipment, project planning, risk management and contingency planning. The Company is also assessing the potential impact of this problem on its customers. To the extent that the problem is not successfully addressed, consequences, the extent of which are unknown, could follow. The Company does not believe that the costs of addressing this problem will have a material effect on the results of operations. The Company anticipates related expenditures of approximately $250,000 in 1998 and 1999.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the six months ended June 30, 1998 was $1.0 million compared to $618,000 for the comparable 1997 period. The amount of the provision reflects management's judgement as to the adequacy of the reserve for loan and lease losses and is generally determined by the periodic review of the loan portfolio, the Bank's loan loss experience, and current and expected economic conditions. The increase in the provision for loan and lease losses reflects a provision of $490,000 during the first half of 1998 compared to $300,000 in the first half of 1997 to supplement the Company's Title I HUD reserve due to potential losses in the Title I portfolio. Net charge offs increased to $780,000 for the first six months of 1998 from $494,000 for the same prior year period. The annualized ratio of net charge offs to total loans was 0.70%, 0.47% and 0.51% at June 30, 1998, December 31, 1997, and June 30, 1997, respectively. The loan and lease loss reserve was 1.58%, 1.55% and 1.67% of total gross loans at June 30, 1998, December 31, 1997 and June 30, 1997, respectively.

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

NONPERFORMING ASSETS

The following table provides information with respect to the components of the Company's nonperforming assets at June 30, 1998 and December 31, 1997 (in thousands):

                                              June 30,   December 31,
                                                1998        1997
                                            ------------ -------------
Nonaccrual loans:
  Commercial                                  $  993       $2,163
  Installment and consumer                       377          858
                                            ------------ -------------
   Total nonperforming loans                   1,370        3,021
                                            ------------ -------------
Other real estate owned                          769          986
                                            ------------ -------------
  Total nonperforming assets                  $2,139       $4,007
                                            ------------ -------------
                                            ------------ -------------
Nonperforming assets to total
  gross loans plus other real
  estate owned                                 0.95%        1.89%
                                            ------------ -------------
                                            ------------ -------------

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

Impaired loans were recorded at $772,000 and $98,000 for commercial loans and real estate mortgage loans, respectively, at June 30, 1998. The recorded investments are stated net of reserves for loan losses of $112,000 and $11,000, respectively. Impaired loans at December 31, 1997 were recorded at $1.5 million and $468,000 for commercial loans and real estate mortgage loans, respectively, net of reserves for loan losses of $130,000 and $21,000, respectively.

                       LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a banking institution reflects its ability to provide funds to meet customer credit needs, to accommodate possible outflows in deposits, to provide funds for day-to-day operations, and to take advantage of interest rate market opportunities. Asset liquidity is provided by cash, certificates of deposit with other financial institutions, Federal funds sold, investment maturities and sales and loan maturities, repayments and sales. Liquid assets (consisting of cash, Federal funds sold and investment securities) comprised 23.4% and 20.6% of the Company's total assets at June 30, 1998 and December 31, 1997, respectively. Liquidity management also includes the management of unfunded commitments to make loans and undisbursed amounts under lines of credit. At June 30, 1998, these commitments totaled $42.2 million in commercial loans, $1.2 million in letters of credit, $14.3 million in real estate construction loans, and $10.8 million in consumer and installment loans.

In addition to loan and investment sales and deposit growth, the Bank has several secondary sources of liquidity. Many of the Bank's real estate construction loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, the Bank has unsecured lines of credit in the amount of $13.0 million for the purchase of Federal funds with other financial institutions and may borrow funds at a correspondent financial institution, the Federal Home Loan Bank and the Federal Reserve discount window, subject to the Bank's ability to supply collateral.

Asset/Liability Management involves minimizing the impact of interest rate changes on the Company's earnings through the management of the amount, composition and repricing periods of rate sensitive assets and rate sensitive liabilities. Emphasis is placed on maintaining a rate sensitivity position within the Company's policy guidelines to avoid wide swings in spreads and to minimize risk due to changes in interest rates. At June 30, 1998 approximately 60% of the Company's interest earning assets have interest rates which are tied to the Bank's base lending rate or mature in one year or less. In order to match the rate sensitivity of its assets, the Company's policy is to offer a large number of variable rate deposit products and limit the level of large dollar time deposits with maturities of one year or longer. In addition to managing its asset/liability position, the Company has taken steps to mitigate the impact of changing interest rates by generating non-interest income through service charges, offering products which are not interest rate sensitive, such as escrow services and insurance products, and through the servicing of mortgage loans.

                                  CAPITAL RESOURCES

Stockholders' equity increased 8.6% to $27.4 million at June 30, 1998 from $25.2 million at December 31, 1997. Net income of $2.1 million and an increase in net unrealized gains on available for sale securities of $30,000 contributed to the increase in equity.

The following table provides information with respect to the Company's and the Bank's regulatory capital ratios and regulatory minimum requirements:


                                 JUNE 30,     DECEMBER 31,  REGULATORY MINIMUM
                                   1998          1997             RATIOS
                                 ---------    ------------  ------------------
NORTH COUNTY BANCORP
 Risk-based capital
   Tier 1                         11.01%           10.88%              4.00%
   Total                          12.27%           12.14%              8.00%
 Tier 1 leverage capital           9.20%            8.76%          4.00% - 5.00%


NORTH COUNTY BANK
  Risk-based capital
    Tier 1                        10.95%           10.85%              4.00%
    Total                         12.20%           12.10%              8.00%
 Tier 1 leverage capital           9.15%            8.73%          4.00% - 5.00%

Management anticipates capital expenditures of approximately $700,000 primarily for upgrades to computer and data communications equipment, computer software and improvements to facilities during the second half of 1998. The Company has applied with the Federal Reserve System for permission to establish a full service branch office located at Palomar

Airport Road and Business Park Drive in the City of Vista, California. The office, which will be a leased facility, is scheduled to open during the first quarter of 1999.
                       PART II - OTHER INFORMATION

All items of Part II other than Items 4 and 6 below are either inapplicable or would be responded to in the negative.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

North County Bancorp held its Annual Meeting of Shareholders on May 20, 1998, at which the following nine directors were elected.

     Alan P. Chamberlain             Jack Port
     G. Bruce Dunn                   Clarence R. Smith
     Ronald K. Goode                 Raymond V. Stone
     James M. Gregg                  Burnet F. Wohlford
     Rodney D. Jones

All directors are elected each year at the Annual Meeting and hold office until the next Annual Meeting or until their successors are elected.

The following table describes the number of affirmative and negative votes cast (largest tally) with respect to the election.


       AFFIRMATIVE VOTES   NEGATIVE VOTES     ABSTAIN
         3,898,128            22,214          59,464

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




NORTH COUNTY BANCORP
(REGISTRANT)




/s/ MICHAEL J. GILLIGAN                       Date: August 8, 1998
-----------------------------------------          ---------------
Michael J. Gilligan
Vice President & Chief Financial Officer