Form 10-Q
period 1998-09-30
NORTH COUNTY BANCORP
filed 1998-11-09
CIK 357262

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X       QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
   ---     SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended          September 30, 1998
                                       -------------------------------------

   ---      TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to
                                       ----------------    -----------------
        Commission file number                       0-10627
                               ---------------------------------------------

                              NORTH COUNTY BANCORP
       ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               California                                      95-3669135
    -------------------------------------------------------------------------
     (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                         Identification No.)

       444 S. Escondido Blvd., P.O.Box 462990, Escondido, California 92025
    -------------------------------------------------------------------------
    (Address of principal executive offices)                       (Zip Code)

    Registrant's telephone number, including area code     (760) 743-2200
                                                       -----------------------

    --------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X  No
                                ---    ---

As of November 5, 1998 the Registrant had 4,637,290 shares of no par value common stock issued and outstanding.

                              NORTH COUNTY BANCORP


Part I  FINANCIAL INFORMATION                                         Page
        ---------------------                                         ----
Item 1.  FINANCIAL STATEMENTS
           Consolidated Balance Sheet -
                  September 30, 1998 and December 31, 1997              2

           Consolidated Statement of Income -
                  Three Months Ended and Nine Months Ended
                  September 30, 1998 and 1997                           3

           Consolidated Statement of Cash Flows -
                  Nine Months Ended September 30, 1998 and 1997         4

         Consolidated Statement of Stockholders' Equity -
                  Nine months Ended September 30, 1998 and 1997         5

           Notes to Consolidated Financial Statements                   6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 7

Part II  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                              12


                              NORTH COUNTY BANCORP

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                    September 30,      December 31,
                                                       1998                 1997
                                                    ------------       ------------
                                                    (Unaudited)
Assets

Cash and cash equivalents:
  Cash and due from banks                           $  35,391          $  24,262
  Federal funds sold                                   16,000              4,000
                                                    ------------       ------------
                                                       51,391             28,262

Investment securities:
  Available for sale                                   19,291             17,544
  Held to maturity                                     14,860             12,135
Loans, net                                            223,666            207,723
Other real estate owned                                   562                986
Premises and equipment, net                             9,653              8,582
Accrued interest receivable and other assets            5,569              5,502
                                                    ------------      ------------
                                                    $ 324,992         $ 280,734
                                                    ------------      ------------
                                                    ------------      ------------

Liabilities and Stockholders' Equity

Deposits:
  Noninterest-bearing                               $  94,518         $  89,852
  Interest-bearing                                    197,866           161,703
                                                    ------------      ------------
                                                      292,384           251,555

Accrued expenses and other liabilities                  2,444             2,377
Fed funds purchased and U.S. Treasury demand note       1,121             1,194
Capital lease obligation                                  405               415
                                                    ------------      ------------
         Total liabilities                            296,354           255,541
                                                    ------------      ------------

Stockholders' equity:
  Common stock, no par value,
    Authorized, 10,000,000 shares;
    Outstanding shares 4,637,290
      in 1998 and 1997                                 16,058            16,058
  Retained earnings                                    12,495             9,137
  Other comprehensive income                               85                (2)
                                                    ------------      ------------
         Total stockholders' equity                    28,638            25,193
                                                    ------------      ------------
                                                    $ 324,992         $ 280,734
                                                    ------------      ------------
                                                    ------------      ------------


         See accompanying notes to consolidated financial statements.

                             NORTH COUNTY BANCORP
                       CONSOLIDATED STATEMENT OF INCOME
                (Unaudited, in thousands except per share data)


                                                         Three Months Ended       Nine Months Ended
                                                            September 30,           September 30,
                                                         ------------------      --------------------
                                                          1998        1997        1998         1997
                                                         ------      ------      -------      -------
Interest income:
  Interest and fees on loans                             $5,831      $5,231      $17,016      $14,569
  Investment securities                                     458         460        1,306        1,379
  Federal funds sold                                        301         139          513          337
  Deposits with other financial institutions                 64           7           64           16
                                                         ------      ------      -------      -------
    Total interest income                                 6,654       5,837       18,899       16,301
                                                         ------      ------      -------      -------

Interest expense:
  Deposits                                                1,655       1,520        4,528        4,235
  Fed funds purchased and U.S. Treasury demand note          15          11           35           59
  Long term debt                                             14          49           43          193
                                                         ------      ------      -------      -------
    Total interest expense                                1,684       1,580        4,606        4,487
                                                         ------      ------      -------      -------
      Net interest income                                 4,970       4,257       14,293       11,814
Provision for loan losses                                   594         104        1,634          722
                                                         ------      ------      -------      -------
Net interest income after provision for loan losses       4,376       4,153       12,659       11,092

Other income                                              1,728       1,748        5,470        4,886

Other expense                                             3,905       4,264       12,324       11,958
                                                         ------      ------      -------      -------

Income before income taxes                                2,199       1,637        5,805        4,020
Provision for income taxes                                  980         695        2,447        1,615
                                                         ------      ------      -------      -------
Net income                                               $1,219      $  942      $ 3,358      $ 2,405
                                                         ------      ------      -------      -------
                                                         ------      ------      -------      -------

Basic earnings per share                                 $ 0.26      $ 0.22      $  0.72      $  0.57
                                                         ------      ------      -------      -------
                                                         ------      ------      -------      -------
Diluted earnings per share                               $ 0.25      $ 0.20      $  0.70      $  0.52
                                                         ------      ------      -------      -------
                                                         ------      ------      -------      -------


         See accompanying notes to consolidated financial statements.

                             NORTH COUNTY BANCORP
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                       1998                   1997
                                                                     --------               --------
Cash flows from operating activities:
  Net income                                                         $  3,358               $  2,405
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization of:
        Office property and equipment                                     832                    977
        Deferred loan fees and costs, net                                (606)                  (276)
        Investment premiums and discounts, net                            170                    103
        Other                                                              26                    135
    Gain on sale of other real estate owned                              (383)                  (346)
    Provision for loan and lease losses                                 1,634                    722
    (Increase) decrease in interest receivable                           (265)                    53
    Increase in taxes payable                                              46                    330
    (Decrease) increase in accrued expenses                              (133)                 2,179
    Increase in interest payable                                          201                    376
    Other, net                                                             14                    331
                                                                     --------               --------
          Net cash provided by operating activities                     4,894                  6,989
                                                                     --------               --------

Cash flows from investing activities:
  Proceeds from sales and maturities of investment securities          11,280                 17,863
  Purchase of investment securities                                   (15,923)               (16,531)
  Net increase in loans                                               (17,287)               (26,492)
  Purchase of premises and equipment                                   (1,903)                  (529)
  Proceeds from sale of other real estate owned                         1,322                  2,050
                                                                     --------               --------
          Net cash used in investing activities                       (22,511)               (23,639)
                                                                     --------               --------

Cash flows from financing activities:
  Cash payments on notes payable and capital lease obligations            (10)                   (10)
  Net increase in deposits                                             40,829                 24,676
  Net (decrease) increase in short term borrowings                        (73)                    88
  Net decrease in long term borrowings                                   --                   (1,550)
                                                                     --------               --------
          Net cash provided by financing activities                    40,746                 23,204
                                                                     --------               --------

Net increase in cash and cash equivalents                              23,129                  6,554
Cash and cash equivalents at beginning of year                         28,262                 28,136
                                                                     --------               --------
Cash and cash equivalents at end of period                           $ 51,391               $ 34,690
                                                                     --------               --------
                                                                     --------               --------

Disclosures:
  Total interest paid                                                $  4,405               $  4,111
                                                                     --------               --------
                                                                     --------               --------
  Total taxes paid                                                   $  2,370               $  1,172
                                                                     --------               --------
                                                                     --------               --------
  Foreclosed real estate loans                                       $    316               $    810
                                                                     --------               --------
                                                                     --------               --------
  Conversion of subordinated debentures into common stock,
    net of deferred offering costs                                   $   --                 $    250
                                                                     --------               --------
                                                                     --------               --------

         See accompanying notes to consolidated financial statements.

                             NORTH COUNTY BANCORP
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (Unaudited, dollars in thousands)


                                                   Common Stock                             Other              Total
                                              ----------------------      Retained      Comprehensive      Stockholders'
                                               Shares         Amount      Earnings         Income             Equity
                                              ---------      -------      --------      -------------      -------------
Balance at December 31, 1996                  2,003,193      $11,758      $ 8,500           $(86)            $20,172

Two for one stock split                       2,005,956        --                                               --

Exercise of stock options                           788        --                                               --

Conversion of subordinated debentures            69,608          250                                             250

Decrease in unrealized loss on available
  for sale securities, net of tax                                                            110                 110

Net income                                                                  2,405                              2,405
                                              ---------      -------      -------           ----             -------

Balance at September 30, 1997                 4,079,545       12,008       10,905             24              22,937

Five percent stock dividend including
  cash for fractional shares                    220,608        2,867       (2,872)                                (5)

Conversion of subordinated debentures           337,137        1,183                                           1,183

Increase in unrealized loss on available
  for sale securities, net of tax                                                            (26)                (26)

Net income                                                                  1,104                              1,104
                                              ---------      -------      -------           ----             -------

Balance December 31, 1997                     4,637,290       16,058        9,137             (2)             25,193

Decrease in unrealized loss on available
  for sale securities, net of tax                                                             87                  87

Net income                                                                  3,358                              3,358
                                              ---------      -------      -------           ----             -------

Balance September 30, 1998                    4,637,290      $16,058      $12,495           $ 85             $28,638
                                              ---------      -------      -------           ----             -------
                                              ---------      -------      -------           ----             -------


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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three and nine month periods ended September 30, 1998 and 1997, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share (EPS) represents net income divided by the weighted average common shares outstanding during the period adjusted retroactively for stock dividends excluding any potential dilutive effects. The weighted average number of shares outstanding for basic EPS was 4,637,290 for the three and nine months ended September 30, 1998 and 4,224,543 and 4,216,664 for the three and nine months ended September 30, 1997, respectively.

Diluted EPS gives effect to all potential issuances of common stock that would have caused basic EPS to be lower as if the issuance had already occurred. The calculation of diluted EPS assumes the issuance of 179,609 and 532,136, shares of common stock at September 30, 1998 and 1997, respectively, upon the exercise of eligible stock options and conversion of the Company's convertible subordinated debentures. The weighted average number of shares outstanding for diluted EPS was 4,814,527 and 4,816,899 for the three and nine months ended September 30, 1998, respectively, and 4,755,977 and 4,748,800 for the three and nine months ended September 30, 1997, respectively.

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

                              FINANCIAL CONDITION

Total assets of the Company increased $44.3 million or 15.7% to $325.0 million at September 30, 1998, from $280.7 million at December 31, 1997. Interest-bearing deposits due from banks , Federal funds sold and investments securities increased $10.0 million, $12.0 million and $4.5 million, respectively, reflecting excess liquidity due to deposit growth. Gross loans increased $16.7 million or 7.9% to $227.7 million at period end from $211.0 million at the end of 1997. Within the major loan categories commercial loans increased $10.8 million to $122.5 million, real estate loans increased $4.5 million to $50.3 million and construction loans increased
$8.3 million to $18.7 million. These increases were partially offset by a decrease of $6.1 million in consumer loans to $34.9 million primarily due to decreases of $2.5 million in Title I loans and $1.6 million in other equity loans. The Company continues to experience poor demand for consumer financing primarily due to increased competition from non-bank lenders as well as other financial institutions in its market area. Included in the commercial loan group, SBA loans increased $6.6 million to $61.7 million and other commercial loans increased $4.2 million to $60.8 million. Commercial real estate loans at $47.9 million accounted for $5.0 million of the increase in real estate loans. The only notable changes in the loan portfolio mix at period end from the end of the year were in consumer loans which declined to 15.3% of total loans from 19.4% and construction loans which increased to 8.2% of total loans from 4.9%. Other real estate owned decreased $424,000 in the first nine months of 1998 to $562,000 due to the sale of seven properties with a carrying value of $938,000 partially offset by foreclosures of four additional properties that totaled $316,000.

Total deposits at September 30, 1998 increased $40.8 million or 16.2% from December 31, 1997. The deposit growth was centered in time deposits which grew 57.2% or $26.7 million to $73.4 million and was supplemented by growth in NOW accounts of $5.6 million to $42.2 million, noninterest-bearing demand deposits of $4.7 million to $94.5 million and savings accounts of $3.9 million to $82.2 million at period end. Total time deposits at the end of September were 25.1% of total deposits compared to 18.6% at the end of 1997. The decline in the stock market during 1998 stimulated consumer investment in fixed income instruments such as bank certificates of deposit. Total stockholders' equity at September 30, 1998 was $28.6 million compared to $25.2 million at December 31, 1997, an increase of $3.4 million or 13.7% due to earnings. The Company's Tier I leverage capital ratios were 8.87% and 8.76%, at September 30, 1998 and December 31, 1997, respectively. The Bank's Tier I leverage capital ratios were 8.83% and 8.73% at September 30, 1998 and December 31, 1997, respectively. (See CAPITAL RESOURCES.)

                             RESULTS OF OPERATIONS

SUMMARY

Net income for the nine months ended September 30, 1998 increased $953,000 or 39.6% to $3.4 million from $2.4 million for the same period in 1997. The increase is attributable to a number of factors, the largest of which was an increase in net interest income of $2.5 million or 21.0% to $14.3 million from $11.8 million. The provision for loan and lease losses increased $912,000 or 126.3% to $1.6 million from $722,000 primarily due to loan growth. Other income increased $584,000 or 12.0% and other expense increased $366,000 or 3.1%. The provision for income taxes increased $832,000 to $2.4 million for the first nine months of 1998 from $1.6 million for the same prior year period due to an increase of $1.8 million or 44.4% in pre-tax earnings and a slightly higher effective tax rate. Return on average assets and average stockholders' equity for the first nine months of 1998 were 1.50% and 16.57%, respectively, compared to 1.18% and 14.94%, respectively, for the same 1997 period. Basic and diluted earnings per share for the first nine months of 1998 increased to $0.72 and $0.70, respectively, from $0.57 and $0.52, respectively, for the same 1997 period. The 1997 earnings per share calculations have been restated to reflect a 5% stock dividend paid on January 30, 1998. (See "RESULTS OF OPERATIONS -- PROVISION FOR LOAN AND LEASE LOSSES", "RESULTS OF OPERATIONS -- NET INTEREST INCOME", and "RESULTS OF OPERATIONS -- OTHER INCOME AND EXPENSE")

For the quarter ended September 30, 1998, the Company reported net income of $1.2 million compared to $942,000, an increase of $277,000 or 29.4% over the third quarter of 1997. The increase in third quarter earnings is primarily due to increases in net interest income of $713,000 and a decrease in other expense of $359,000 which were partially offset by an increase in the provision for loans and lease losses of $490,000. The provision for income taxes increased $285,000 to $980,000 for the third quarter of 1998. The return on average assets and average stockholders' equity for the quarter ended September 30, 1998 were 1.53% and 17.27%, respectively, compared to 1.33% and 16.80%, respectively, for the third quarter of 1997. Primary and fully diluted earnings per share for the third quarter of 1998 were $0.26 and $0.25, respectively, compared to $0.22 and $0.20, respectively last year.

NET INTEREST INCOME

Net interest income for the nine months ended September 30, 1998 compared to 1997 increased $2.5 million or 21.0% primarily due to growth of 13.1% or $30.5 million in average interest earning assets which increased to $263.9 million from $233.4 million. The average tax equivalent yield on earning assets increased to 9.60% from 9.37%. Interest income increased
$2.6 million or 15.9% to $18.9 million from $16.3 million primarily due to loan income which increased $2.4 million or 16.8%. Average loans and their tax equivalent yields increased to $219.2 million and 10.39%, respectively, at period end from $191.4 million and 10.20% , respectively, for the same prior year period. Interest on Federal funds sold increased $176,000 due to increased volume. The average balance in Federal funds sold increased to $12.7 million from $8.3 million with an average yield of 5.42% for both periods. Interest on investments decreased $73,000 for the first nine months of 1998 compared to 1997. This was primarily due to a decrease or $2.9 million in average volume to $30.5 million in 1998 versus $33.4 million in 1997 partially offset by an increase in tax equivalent yield to 5.87% in 1998 from 5.65% in 1997. The net tax equivalent interest margin (net interest income as a percentage of average interest-earning assets) was 7.27% and 6.80% for the nine months ended September 30, 1998 and 1997, respectively.

Interest expense increased $119,000 or 2.7% for the first nine months of 1998 compared to the same period in 1997. The increase in interest consisted of $293,000 in deposit interest partially offset by a decrease of $174,000 in interest expense on other borrowings, primarily long term borrowings. Average interest-bearing deposits increased $14.2 million to $177.1 million in 1998 compared to $162.9 for the same 1997 period. The average rate paid on interest-bearing deposits decreased during this time period to 3.42% from 3.48%. Average money market and savings deposits increased $5.7 million to $79.4 million and the average rate paid on these accounts was unchanged at 3.29%. During the same period average NOW accounts increased $4.4 million to $40.9 million while the average rate paid decreased to 1.35% from 1.43%. Average time deposits increased $4.1 million to $56.8 million at September 30, 1998. The average rate paid for these deposits decreased to 5.08% from 5.16% largely due to a deposit promotion in the second quarter of 1997 in which the Company offered a short term (seven month) certificate of deposit at 6.00%.
At September 30, 1997, the Company had $1.3 million outstanding in 9 1/4% convertible subordinated debentures which were redeemed (at the Company's option) for common stock in October of 1997. Two term notes for $1.6 million were paid in full during the second quarter of 1997. Consequently, average long term borrowings for the first nine months of 1998 decreased to $410,000 from $2.6 million for the same 1997 period. The average rates paid on total interest-bearing liabilities were 3.45% and 3.59% for the first nine months of 1998 and 1997, respectively.

OTHER INCOME AND OTHER EXPENSE

Other income increased $584,000 for the nine months ended September 30, 1998 compared to the same 1997 period. The increase in other income is largely due to an increase in gains on loan sales of $547,000 or 68.6% to $1.3 million in 1998 from $798,000 in 1997. Gains on the sale of SBA loans and equity loans increased $381,000 and $225,000, respectively, partially offset by a decrease in gains on the sale of Title I loans of $58,000. The Company sold $3.0 million in SBA loans in 1998 compared to none in the same 1997 period. Title I and equity loans sold totaled $29.9 million and $27.3 million, respectively, during the first nine months of 1998 and 1997. Other expense increased
$366,000 compared to last year. Other expense consists primarily of salaries and employee benefits which increased $780,000 to $7.3 million, occupancy expense which increased $67,000 to $2.5 million, advertising and public relations which increased $22,000 to $514,000, telephone expense which increased $70,000 to $363,000 and expenses related to retaining professional services decreased $20,000 to $352,000. Expenses related to the acquisition, maintenance and sale of other real estate owned partially offset the increases in the other expense category by decreasing $206,000 to a net gain of $302,000 as did expenses related to collection efforts which decreased $172,000 to $64,000 in 1998 compared to the same prior year period.

IMPACT OF YEAR 2000 ON COMPUTER SYSTEMS

The Company has recognized the challenges posed by the Year 2000 issues and has completed preliminary work to inventory computer systems, software and equipment containing embedded microchips, and has performed a risk assessment. The Company has hired an outside consultant to further assist in the identification, testing and evaluation of all systems, service providers and vendors to assure Year 2000 compliance and the potential impact of this problem on its customers. An internal task force has been established to work with the consultant in reviewing all computer systems and equipment, project planning, risk management and contingency planning. Systems found to be year 2000 deficient will be modified, upgraded or replaced. Project plans anticipate all existing , critical information systems infrastructure to be year 2000 compliant by March 31, 1999 and all other equipment and systems to be year 2000 compliant by June 30, 1999. Contingency plans will be in place in the first quarter of 1999 to address any failures resulting from relationships with significant customers, suppliers or other third parties. To the extent that the problem is not successfully addressed, consequences, the extent of which are unknown, could follow. The Company does not believe that the costs of addressing this problem through the planned modification of existing systems and conversion to new systems will have a material effect on the results of operations. The Company anticipates related expenditures of approximately $250,000 in 1998 and 1999.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the nine months ended September 30, 1998 was $1.6 million compared to $722,000 for the comparable 1997 period.
The amount of the provision reflects management's judgement as to the adequacy of the reserve for loan and lease losses and is generally determined by the periodic review of the loan portfolio, the Bank's loan loss experience, and current and expected economic conditions. The provision for loan and lease losses reflects a provision of $640,000 during the first nine months of 1998 compared to $650,000 in the same 1997 period to supplement the Company's Title I HUD reserve due to potential losses in the Title I portfolio. Net charge offs increased to $865,000 for the first nine months of 1998 from $324,000 for the same prior year period. The annualized ratio of net charge offs to total loans was 0.51%, 0.47% and 0.21% at September 30, 1998, December 31, 1997, and September 30, 1997, respectively. The loan and lease loss reserve was 1.77%, 1.55% and 1.71% of total gross loans at September 30, 1998, December 31, 1997 and September 30, 1997, respectively.

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

NONPERFORMING ASSETS

The following table provides information with respect to the components of the Company's nonperforming assets at September 30, 1998 and December 31, 1997:


                                     September 30,     December 31,
                                         1998              1997
                                     -------------     ------------
Nonaccrual loans:
  Conventional real estate                 129              --
  Commercial                               671             2,163
  Installment and consumer                 285               858
                                        ------            ------
    Total                                1,085             3,021
                                        ------            ------

Other real estate owned                    562               986
                                        ------            ------

    Total nonperforming assets          $1,647            $4,007
                                        ------            ------
                                        ------            ------

Nonperforming assets to total
  gross loans plus other real
  estate owned                           0.72%             1.89%
                                        ------            ------
                                        ------            ------


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

Impaired loans were recorded at $719,000 and $556,000 for commercial loans and real estate mortgage loans, respectively, at September 30, 1998. The recorded investments are stated net of reserves for loan losses of $39,000 and $12,000, respectively. Impaired loans at December 31, 1997 were recorded at $1.5 million and $468,000 for commercial loans and real estate mortgage loans, respectively, net of reserves for loan losses of $130,000 and $21,000, respectively.

                   LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a banking institution reflects its ability to provide funds to meet customer credit needs, to accommodate possible outflows in deposits, to provide funds for day-to-day operations, and to take advantage of interest rate market opportunities. Asset liquidity is provided by cash, certificates of deposit with other financial institutions, Federal funds sold, investment maturities and sales and loan maturities, repayments and sales. Liquid assets (consisting of cash, Federal funds sold and investment securities) comprised 26.3% and 20.6% of the Company's total assets at September 30, 1998 and December 31, 1997, respectively. Liquidity management also includes the management of unfunded commitments to make loans and undisbursed amounts under lines of credit. At September 30, 1998, these commitments totaled
$48.1 million in commercial loans, $1.2 million in letters of credit, $15.1 million in real estate construction loans, and $10.6 million in consumer and installment loans.

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

Asset/Liability Management involves minimizing the impact of interest rate changes on the Company's earnings through the management of the amount, composition and repricing periods of rate sensitive assets and rate sensitive liabilities. Emphasis is placed on maintaining a rate sensitivity position within the Company's policy guidelines to avoid wide swings in spreads and to minimize risk due to changes in interest rates. At September 30, 1998 approximately 62% of the Company's interest earning assets have interest rates which are tied to the Bank's base lending rate or mature in one year or less. In order to match the rate sensitivity of its assets, the Company's policy is to offer a large number of variable rate deposit products and limit the level of large dollar time deposits with maturities of one year or longer. In addition to managing its asset/liability position, the Company has taken steps to mitigate the impact of changing interest rates by generating non-interest income through service charges, offering products which are not interest rate sensitive, such as escrow services and insurance products, and through the servicing of mortgage loans.

                               CAPITAL RESOURCES

Stockholders' equity increased 13.7% to $28.6 million at September 30, 1998 from $25.2 million at December 31, 1997. Net income of $3.4 million and an increase in net unrealized gains on available for sale securities of $87,000 contributed to the increase in equity.

The following table provides information with respect to the Company's and the Bank's regulatory capital ratios and regulatory minimum requirements:


                             September 30,      December 31,      Regulatory Minimum
                                 1998               1997                Ratios
                             -------------      ------------      ------------------
NORTH COUNTY BANCORP
  Risk-based capital
    Tier 1                      11.40%             10.88%               4.00%
    Total                       12.65%             12.14%               8.00%
  Tier 1 leverage capital        8.87%              8.76%           4.00% - 5.00%

NORTH COUNTY BANK
  Risk-based capital
    Tier 1                      11.34%             10.85%               4.00%
    Total                       12.59%             12.10%               8.00%
  Tier 1 leverage capital        8.83%              8.73%           4.00% - 5.00%


Management anticipates capital expenditures of approximately $200,000 primarily for upgrades to computer and data communications equipment, computer software and improvements to facilities during the remainder of 1998. The Company has received approval from the Federal Reserve System to establish a full service branch office located at Palomar Airport Road and Business Park Drive in the City of Vista, California. The office, which will be a leased facility, is scheduled to open during the second quarter of 1999.

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



NORTH COUNTY BANCORP
(Registrant)



/s/ MICHAEL J. GILLIGAN                              Date: November 6, 1998
----------------------------------------                   ----------------
Michael J. Gilligan
Vice President & Chief Financial Officer