Form 10-K
period 1998-12-31
NORTH COUNTY BANCORP
filed 1999-03-26
CIK 357262

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from to __________ to ________

                         Commission file number 0-10627

                              NORTH COUNTY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                       95-3669135
-------------------------------                      ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation  or organization)                      Identification Number)

444  S. Escondido Boulevard, Escondido, California            92025
--------------------------------------------------   ----------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (760) 743-2200
                                                   ------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                           --------------------------
                                (Title of class)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 23, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $31,883,000.

     Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Common Stock of the registrant outstanding as of March 23, 1999 was 4,882,705.


                                                                    Part of Form 10-K
Documents Incorporated by Reference:                                into which incorporated
-----------------------------------                                 -----------------------
Proxy Statement for the Company's Annual Meeting of Shareholders
  to be held June 16, 1999                                                 Part III

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

         The Company's principal sources of income are dividends from the Bank. The expenditures of the Company, including (but not limited to) the payment of dividends to stockholders, if and when declared by the Board of Directors, and the cost of servicing debt will generally be paid from such payments made to the Company by the Bank. At December 31, 1998, the Company had consolidated assets of $337.4 million, deposits of $303.1 million and stockholders' equity of $30.0 million.

         The Company's Administrative Offices are located at 444 South Escondido Boulevard, Escondido, California and its telephone number is (760) 743-2200. References herein to the "Company" include the Company and the Bank, unless the context indicates otherwise.

THE BANK

         North County Bank, a California state-chartered bank that commenced operations in June, 1974, conducts its business through nine full-service branches and one loan production office. Five of the branches are located in San Diego County in the cities of Escondido, Poway, San Marcos and San Diego, with the remaining in Riverside County in the cities of Temecula, Murrieta, Beaumont and Banning. The Bank's loan production office is in Renton, Washington. The Bank provides a wide range of banking services to small and medium-sized businesses, real estate construction and development companies, professionals and individuals located in San Diego and Riverside counties, and offers small business loans through its loan production office in the Seattle, Washington area.

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

RETAIL BANKING SERVICES

         DEPOSITS ACCOUNTS

         The Bank offers a wide variety of deposit products for the retail banking market including checking, interest-bearing checking, savings, certificates of deposit and retirement accounts. As of December 31, 1998, the Bank had approximately 25,995 retail deposit accounts with a balance of $169.6 million as compared to 22,706 accounts with a balance of $115.4 million at December 31, 1997. The Bank attempts to attract deposits through its product mix, pricing, convenient locations, extended hours, and efforts to provide the highest level of customer service. At December 31, 1998 the Bank's retail deposits consisted of $25.3 million or 15% in noninterest-bearing demand deposits, $20.6 million or 12% in interest-bearing demand deposits, $54.2 million or 32% in savings and money market deposits, $6.3 million or 4% in individual retirement accounts and $63.2 million or 37% in time certificates of deposit. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -Deposits.")

         LOANS

         The Bank also offers many types of consumer loans to its customers. These include new and used automobile, home improvement, home equity, personal lines of credit, overdraft protection, credit cards and other secured and unsecured installment and consumer loans. The Bank's consumer loans totaled approximately $34.2 million and $41.0 million at December 31, 1998 and 1997, respectively. The Bank also makes construction loans for custom built, owner-occupied homes, but generally does not offer long term home mortgage loans. Additionally, the Bank offers its customers FHA Title I home improvement loans and other home equity loan products, as well as purchasing these types of loans from other lenders. The Bank generally sells these loans in the secondary market, generating fee income on the sale. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Loans.")

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

BUSINESS BANKING SERVICES

         DEPOSIT ACCOUNTS

         The Bank offers interest-bearing and noninterest-bearing deposit accounts designed for small to medium-sized business customers. The services offered in conjunction with these accounts may include providing currency and coin, armored car pick-up, courier services, payroll services, credit card merchant services, document collection and wire transfers. The fees charged for a business account typically vary with the amount of services provided and the level of balances the customer keeps on deposit. The Bank relies on marketing and promotional activities and personal contact by its officers, directors and employees to develop these customer relationships, emphasizing the Bank's local ownership and decision making, personal service, community ties and financial strength. At December 31, 1998 the Bank had approximately 7,350 business deposit accounts totaling $126.5 million as compared to approximately 7,582 accounts totaling $129.9 million at December 31, 1997. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Deposits.")

         LOANS

         The Bank provides secured and unsecured loans and lines of credit for the operating and expansion needs of businesses, ranging from inventory and accounts receivable financing to equipment financing and letters of credit. These loans are generally for terms of one year or less. Significant emphasis is placed on the borrower's earnings history, capitalization, secondary sources of repayment (such as accounts receivable) or highly liquid collateral (such as certificates of deposit or publicly traded stocks or bonds). The Bank also makes loans to local real estate developers for the construction of entry level to middle income single family residences and fixed and variable rate loans on commercial real estate with terms of up to ten years. For customers whose loan demands exceed the Bank's legal lending limits, the Bank attempts to arrange for such loans on a participation basis with correspondent banks. Commercial loans (including commercial real estate loans) and construction loans totaled approximately $179.8 million and $19.9 million, respectively, at December 31, 1998, compared to $154.6 million and $10.3 million at December 31, 1997, respectively.

         The Bank is also one of the largest lenders of loans guaranteed by the U.S. Small Business Administration ("SBA") in its market area. SBA loans generally have maturities ranging from seven to 25 years, often are secured by commercial real estate and are currently guaranteed up to 80% by the SBA. The Bank sometimes sells these loans for a premium as there is an active secondary market for these loans. The Bank originated approximately $29.6 million and $35.0 million in SBA loans in 1998 and 1997, respectively. The Bank's SBA loan servicing portfolio, consisting of the guaranteed portion of SBA loans originated and sold, for which the Bank earns servicing fee income, totaled approximately $32.0 million and $42.9 million at December 31, 1998 and 1997, respectively. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Loans.")

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

COMPETITION

         The banking business in southern California is highly competitive with respect to virtually all products and services and has become increasingly so in recent years. The industry continues to consolidate, and strong, unregulated competitors have entered the banking market with focused products targeted at highly profitable customer segments. Many largely unregulated competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. These competitive trends are likely to continue.

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

--------------
(1) Legal lending limits to each customer are restricted to a percentage of the Bank's total stockholders' equity, the exact percentage depending upon the nature of the loan transaction.

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

THE BANK

         The Bank joined the Federal Reserve System as a state-chartered member in July 1997. As a California state-chartered bank and member of the Federal Reserve System, the Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (the "Department") and by the FRB. The regulations of these agencies govern most aspects of the Bank's business, including the making of periodic reports by the Bank, and the Bank's activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision, legal action and examination of the Bank by the regulatory agencies are generally intended to protect depositors and are not intended for the protection of stockholders.

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

CAPITAL ADEQUACY REQUIREMENTS

         Both the Bank and the Company are subject to the regulations of the FRB governing capital adequacy. These regulations incorporate both risk-based and leverage capital requirements. Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations. Under these guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. Total capital requirements are defined in terms of "core capital elements," or Tier 1 capital and "supplemental capital elements," or Tier 2 capital. The minimum ratio of qualifying total capital to total risk-weighted assets is 8.0%, at least one-half of which must be in the form of Tier 1 capital. As of December 31, 1998, the Company's Tier 1 risk-based capital and total risk-based capital ratios were 11.68% and 12.93%, respectively, and the Bank's Tier 1 risk-based capital and total risk-based capital ratios were 11.58% and 12.83%, respectively.

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

         The FRB also requires the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and Bank Holding Companies that have received the highest regulatory ratings must maintain a Tier 1 leverage capital ratio of at least 3.0%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3.0% minimum, for a minimum of 4.0% to 5.0%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank's particular circumstances warrant. As of December 31, 1998 the Company's and the Bank's Tier 1 leverage capital ratios were 8.80% and 8.76%, respectively, exceeding regulatory minimums. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources").

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

                   Assessment Rates Effective January 1, 19982

                                            Group A     Group B      Group C
                                            -------     -------      -------
           Well Capitalized.............       0           3            17
           Adequately Capitalized.......       3          10            24
           Undercapitalized.............      10          24            27

     In addition, pursuant to recent legislation, BIF member banks (such as the Bank) began in 1997 to pay an amount which has fluctuated between approximately
1.16 and 1.30 (and is currently 1.22) basis points, or cents per $100 of insured deposits, towards the retirement of the Financing Corporation bonds (the "FICO Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), in addition to their normal deposit insurance premium, currently pay approximately
6.1 basis points. The rate paid to retire the FICO Bonds will become equal for members of the BIF and the SAIF on either January 1, 2000, or the date on which the BIF and SAIF insurance funds are merged, whichever occurs first.

--------------------
(2) Subject to statutory minimum assessment of $1,000 per semi-annual period (which also applies to all other assessment risk classifications). Assessment figures are expressed in terms of costs per $100 in deposits.

COMMUNITY REINVESTMENT ACT

      The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank's compliance with its CRA obligations, the regulators now utilize a performance-based evaluation system which bases CRA ratings on the bank's actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with their assessment of CRA performance, the federal regulators assign a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was last examined for CRA compliance in 1998 and received a "satisfactory" CRA Assessment Rating.

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

INTERSTATE BANKING AND BRANCHING

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization. However, states were given the ability to prohibit interstate mergers with banks in their own state by "opting-out" (enacting state legislation applying equality to all out-of-state banks prohibiting such mergers ) prior to June 1, 1997. Limited interstate bank mergers were permitted prior to June 1, 1997 provided the applicable states' laws met certain requirements.

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

ACCOUNTING CHANGES

      The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products and services, geographic areas, and major customers. Operating segments are components of an enterprise about which financial information is available and is evaluated regularly in deciding how to allocate resources and assess performance. The adoption of SFAS 131 had no material impact on the presentation of the Company's financial condition or results of operations.

       The FASB issued SFAS No. 132 "Employer's Disclosure about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. Adoption of this statement had no impact on the Company's financial position or results of operations.

      The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management does not expect this change in accounting principle to have a material impact on the Company's financial condition or results of operations.

EMPLOYEES

      As of December 31, 1998, the Company had 136 full-time employees and 111 part-time employees. The Company's Management believes that its employee relations are satisfactory.

SELECTED STATISTICAL INFORMATION

      Selected statistical information relating to the Company has been included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.  DESCRIPTION OF PROPERTY.

      The Company's administrative office and main branch location, are located at 444 South Escondido Boulevard in Escondido, California., where the Company leases approximately 26,100 square feet of a two-story professional office building. The terms of the lease provide for two five year extension options upon its expiration on March 31, 2006.

      Other properties either owned or leased by the Company include eight other branches, a data processing center, and a business loan office located in San Diego and Riverside counties, a loan production office in the Seattle, Washington area and land (a future branch site) in Riverside county. In the opinion of Management, the Company maintains adequate comprehensive general liability and casualty loss insurance covering its properties and activities conducted in or about its properties.

ITEM 3.  LEGAL PROCEEDINGS

      From time to time, the Company and the Bank are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings which relate to lending, collections, and other activities may seek substantial sums as damages. It may take a number of years to finally resolve some of the pending legal proceedings due to their complexity and other reasons. At December 31, 1998, the Bank was party to certain legal actions, the potential exposure from which is not possible to determine with any certainty at this time. However, the Company has reviewed these matters with legal counsel and, in management's opinion, the ultimate resolution of these actions will not have a material effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)   MARKET INFORMATION

      North County Bancorp's Common Stock trades on the Nasdaq National Market System under the symbol "NCBH." Although trading in the Company's Common Stock has increased since the stock began trading on Nasdaq in July of 1996, such trades cannot be characterized as constituting an active trading market. Based on information provided by Nasdaq, Management believes that approximately 640,000 and 804,000 shares were traded in each of 1998 and 1997, respectively. As reported by the National Daily Quotation Service, bid prices for the Common Stock ranged from a low of $10.50 to a high of $15.625 during 1998 and from a low of $7.125 to a high of $13.75 during 1997. These quotes reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily have represented actual transactions. There may have been transactions at other prices during that time. The following table provides information with respect to the range of high and low bid prices for the Company's stock for each quarterly period in 1998 and 1997:

                                 1998                        1997
                          -------------------         -------------------
                             High      Low             High        Low
                          --------   --------         -------     -----
      First Quarter       $15.625     $13.250         $ 9.875     $ 7.125
      Second Quarter       14.875      13.375           9.250       7.500
      Third Quarter        13.375      10.500          10.375       8.000
      Fourth Quarter       12.500      11.375          13.750      10.375

(b)   HOLDERS

      On February 1, 1999 there were approximately 1,200 stockholders of record of the Common Stock.

(c)   DIVIDENDS

      As a bank holding company without significant assets other than its equity interest in the Bank, the Company's ability to pay dividends primarily depends upon the dividends it receives from the Bank. The Bank currently has outstanding 75,000 shares of noncumulative preferred stock with a $2.00 per share annual dividend and 166,677 shares of noncumulative preferred stock with a $0.72 per share annual dividend. The Bank resumed the payment of dividends in 1997 on the Bank's preferred stock. Such dividends had not been paid since 1994, pursuant to formal and informal agreements with the Bank's regulators and a Board resolution adopted in May of 1996, the last of which was terminated in March 1997. As with the Company, any change in the Bank's dividend practices will depend upon the Bank's earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Bank's Board of Directors at that time. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources").

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

      In addition, under federal law, the Bank is prohibited from paying any dividends if after making such payment the Bank would fail to meet any of its minimum capital requirements. (See "Item 1 -- Business -- Regulation and Supervision -- Capital Adequacy Requirements"). The federal regulators also have the authority to prohibit the Bank from engaging in any business practices which are considered to be unsafe or unsound, and in some circumstances the regulators might prohibit the payment of dividends on that basis even though such payments would otherwise be permissible.

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

ITEM 6.  SELECTED FINANCIAL DATA.
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

      The table below sets forth certain selected consolidated financial data for the Company and is qualified in its entirety by the detailed information and financial data presented in the Company's Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                      As of or for the Years Ended December 31,
                                                          ----------------------------------------------------------------
                                                              1998         1997        1996          1995         1994
                                                          -----------   ---------   ----------     ---------    ---------
SUMMARY STATEMENT OF INCOME DATA
    Interest income.....................................    $25,704      $22,295      $19,840       $19,286     $ 17,647
    Interest expense....................................      6,339        5,941        5,112         5,164        4,525
                                                           --------     --------     --------      --------     --------
    Net interest income.................................     19,365       16,354       14,728        14,122       13,122
    Provision for loan and lease losses.................      1,474        1,122        1,300         3,306        3,135
    Noninterest income..................................      7,066        6,788        6,975         6,612        6,873
    Noninterest expense.................................     16,825       16,198       15,567        15,334       16,521
                                                            -------      -------      -------       -------      -------
    Income before provision for income taxes............      8,132        5,822        4,836         2,094          339
    Provision for income taxes..........................      3,363        2,313        2,092           562          254
                                                           --------     --------     --------     ---------     --------
    Net income..........................................    $ 4,769      $ 3,509      $ 2,744       $ 1,532     $     85
                                                           --------     --------     --------      --------     --------
                                                           --------     --------     --------      --------     --------
SUMMARY BALANCE SHEET DATA (PERIOD END)
    Loans net of unearned income........................   $237,702     $210,991     $180,410      $161,950     $166,609
    Allowance for loan and lease losses.................      3,592        3,268        3,129         2,916        2,739
    Investment securities...............................     43,821       29,679       34,461        26,172       27,168
    Earning assets......................................    298,523      244,670      217,071       198,622      198,049
    Total assets........................................    337,413      280,734      257,306       237,034      246,840
    Interest-bearing deposits...........................    202,594      161,703      145,407       143,108      146,450
    Total deposits......................................    303,059      251,555      229,344       213,839      226,101
    Long term obligations...............................        387          415        3,513         3,640        3,669
    Total stockholders' equity..........................     30,000       25,193       20,172        17,227       13,756
PER SHARE DATA (1)
    Basic EPS...........................................      $0.98        $0.78        $0.63         $0.39        $0.02
    Diluted EPS ........................................       0.94         0.72         0.58          0.37         --   (2)
    Book value..........................................       6.16         5.17         4.57          3.96         3.65
    Average common shares...............................  4,868,906    4,513,556    4,366,729     3,973,170    3,767,362
    Average common shares assuming dilution.............  5,073,371    5,004,430    4,884,121     4,428,824         --
    Common shares outstanding...........................  4,868,906    4,868,906    4,417,041     4,350,975    3,767,362
SELECTED FINANCIAL RATIOS (3)
    Return on average stockholders' equity..............      17.25%       15.72%       14.73%         9.97%        0.60%
    Return on average assets............................       1.54         1.28         1.11          0.66         0.03
    Net interest spread (4).............................       6.04         5.90         6.18          6.47         5.96
    Net interest margin (5).............................       7.13         6.94         7.09          7.30         6.63
    Tier 1 leverage capital ratio ......................       8.80         8.76         7.70          7.17         5.47
    Nonperforming loans to total gross loans............       0.33         1.43         1.96          3.27         3.08
    Nonperforming assets to total gross loans and
       other real estate owned (6)......................       0.49         1.89         3.44          4.68         5.13
    Net charge-offs to average loans....................       0.52         0.50         0.63          1.89         1.54
    Average stockholders' equity to average assets......       8.95         8.14         7.54          6.61         5.79
    Loans to deposits...................................       78.4         83.9         78.7          75.7         73.7

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following analysis of the Company's results of operations and financial condition as of and for the three years ended December 31, 1998 should be read in conjunction with the consolidated financial statements and the notes related thereto, and with reference to the discussion of the operations and other financial information presented elsewhere in this report. For purposes of calculating the financial ratios, average balances are comprised of both average Company and Bank balances. Bank average balances are based upon daily average balances, and Company average balances are based upon month end balances.

         Statements contained in this Report on Form 10K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date thereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially from those in such forward-looking statements include general economic conditions, particularly in the Company's market areas, changes in prevailing interest rates, competitive products and pricing, inflation, credit and other risks of lending and investment activities, fiscal and monetary policies of the U.S. and other governments, regulations affecting financial institutions, and other risks and uncertainties affecting the Company's operations and personnel.

RESULTS OF OPERATIONS

SUMMARY

         A comparison of the annual results for the two years ended December 31, 1998 (see "Item 6. Selected Financial Data") reflects net income growth of approximately 36% and 28% in 1998 and 1997, respectively, amounting to $4.8 million in 1998 compared to $3.5 million in 1997 and $2.7 million in 1996. Net interest income, the primary contributor to the increase in earnings, rose 18% in 1998 to $19.4 million and 11% in 1997 to $16.4 million. Basic earnings per share increased 26% to $0.98 in 1998 and 24% to $0.78 in 1997. Diluted earnings per share increased 31% to $0.94 in 1998 and 24% to $0.72 in 1997. The 1998 results produced returns on average assets and average equity of 1.54% and 17.25%, respectively, compared to 1.28% and 15.72%, respectively, in 1997.

         NET INTEREST INCOME

         Net interest income, the principal source of income for the Company, is interest and fees earned on loans and investments less the interest paid on deposits and borrowings. Primary factors affecting the level of net interest income include increases or decreases in the average balances (volume) of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on these assets and liabilities, the Company's ability to manage its earning asset portfolio and the availability of particular sources of funds. An analysis of the Company's taxable-equivalent net interest income and average balance sheet levels for the last three years is presented in Table One. The changes in net interest income from year to year are analyzed in Table Two. Interest income and yields in the following discussion are on a tax-equivalent basis.

         Net interest income increased 18% or $3.0 million in 1998 to $19.4 million from $16.5 million in 1997. This increase was the result of loan growth and deposit pricing management efforts. Average loans and loan yields in 1998 increased to $222.2 million at 10.31% from $195.5 million at 10.25% in 1997, representing a 14% growth in volume and resulting in an increase of 14% or $2.9 million in loan income. Management believes that interest rates on each category of loans in the Bank's loan portfolio are competitively priced for banks in its market area. The yield on average loans is also influenced by the mix of loans in the loan portfolio. Real estate construction loans, commercial real estate loans and commercial loans are typically offered at higher interest rates and fees than residential real estate loans, lease financing or automobile and other consumer loans. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Loans"). Interest on Federal funds sold increased by 90% or $394,000 due to growth of $7.8 million or 96% in average funds sold resulting from significant deposit growth in 1998. Net interest income in 1997 increased 11% primarily due to an increase in average interest-earning assets partly offset by a decrease in the net interest margin. Maturities of fixed rate higher yielding loans combined with a decrease in total consumer loans outstanding and a declining interest rate environment decreased the yield on the loan portfolio to 10.25% in 1997 from 10.37% in 1996. The average tax equivalent yield on interest-earning assets was 9.45% in 1997 compared to 9.53% in 1996.

         Total interest expense increased approximately 7% or $398,000 in 1998 due to an increase of $585,000 in interest paid on deposits partly offset by decreases of $30,000 and $157,000, respectively, in interest paid on overnight funds and on long term borrowings. Average interest-bearing deposits grew approximately 12% or $20.1 million to $184.2 million from $164.1 million in 1997. The increase in interest expense due to growth was partially offset by a slight decrease in interest expense due to the average rate paid on interest-bearing deposits declining to 3.39% in 1998 from 3.44% the prior year. Time deposits averaged $62.4 million at an average rate paid of 5.02% in 1998 compared to $51.6 million at 5.11% in 1997. The decrease in rates paid on deposits in 1998 compared to 1997 is attributable to a number of factors including government easing of short term interest rates, a short term (seven months) certificate of deposit promotion at an above market rate (6.0%) during the first part of 1997, and the Company generally lowering interest rates as deposit growth outpaced loan growth in 1998. The net interest margin (net interest income as a percentage of average earning assets) increased to 7.13% in 1998 from 6.94% in 1997. This margin, however, had narrowed during the last quarter of 1998 to 6.84%, a trend that management believes is likely to continue in 1999 based on current rate trends. The certificate of deposit promotion was the primary reason that average time deposits increased by 47% or $16.4 million in 1997 from $35.2 million in 1996, and contributed to the $961,000 increase in interest expense related to time deposits that year. The Company's net interest margin decreased to 6.94% in 1997 from 7.09% in 1996. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Deposits.")

TABLE ONE - ANALYSIS OF TAXABLE-EQUIVALENT NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

             This table presents an analysis of net interest income and average balance sheet levels for the last three years. Tax-exempt income is presented on a tax-equivalent basis assuming a 34% federal tax rate.

                                                                    YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------------
                                                           1998                                  1997
                                           ---------------------------------------------------------------------------------
                                                        INTEREST          AVERAGE                  INTEREST          AVERAGE
                                           AVERAGE       INCOME/           RATE/     AVERAGE        INCOME/           RATE/
                                           BALANCE       EXPENSE           YIELD     BALANCE        EXPENSE           YIELD
                                           -------     -----------        -------  ---------     -----------         -------
ASSETS
Interest-earning assets:
   Loans (1) ..........................    $ 222,193     $    22,906         10.31%  $ 195,536     $    20,050         10.25
   Taxable investment
     securities .......................       29,624           1,753          5.92      30,289           1,713          5.65
   Tax-exempt investment
     securities .......................        2,840             183          6.46       2,861             182          6.37
   Interest-bearing deposits ..........        2,110             112          5.33         277              16          5.79
   Federal funds sold .................       15,936             833          5.23       8,124             439          5.41
                                           ---------     -----------   -----------   ---------     -----------    ----------

   Total earning assets ...............      272,703          25,787          9.46     237,087         22,400           9.45
                                           ---------     -----------   -----------   ---------     -----------    ----------

Noninterest-earning assets:
   Cash and due from banks ............       23,293                                    23,079
   Premises and equipment, net ........        9,385                                     8,328
   Other assets (2) ...................        6,945                                     9,055
                                           ---------                                 ---------
   Total noninterest-earning assets ...       39,623                                    40,462
                                           ---------
Less allowance for loan
   and lease losses ...................        3,517                                     3,264
                                           ---------                                 ---------
   Total assets .......................    $ 308,809                                 $ 274,285
                                           ---------                                 ---------
                                           ---------                                 ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Deposits:
     Interest-bearing demand ..........    $  41,391             546          1.32   $  36,809             525          1.43
     Savings ..........................       80,415           2,563          3.19      75,650           2,489          3.29
     Time .............................       62,359           3,128          5.02      51,621           2,638          5.11
   Other short term borrowings ........          943              44          4.71       1,410              74          5.24
   Capital lease ......................          407              58         14.17         422              61         14.57
   Long term debt .....................         --              --            --         1,624             154          9.47
                                           ---------     -----------   -----------   ---------     -----------    ----------
   Total interest-bearing
     liabilities ......................      185,515           6,339          3.42     167,536           5,941          3.55
                                                         -----------   -----------                 -----------    ----------
Noninterest-bearing liabilities:
   Demand deposits ....................       92,885                                    81,958
   Other liabilities ..................        2,763                                     2,474
                                           ---------                                 ---------

   Total liabilities ..................      281,163                                   251,968

Stockholders' equity ..................       27,646                                    22,317
                                           ---------                                 ---------
   Total liabilities and
     stockholders' equity .............    $ 308,809                                 $ 274,285
                                           ---------                                 ---------
                                           ---------                                 ---------
Net interest income
   (tax equivalent basis) .............                       19,448                                    16,459
Reversal of tax equivalent adjustment..                          (83)                                     (105)
                                                         -----------                                 ---------
Net interest income ...................                    $  19,365                                 $  16,354
                                                         -----------                                 ---------
                                                         -----------                                 ---------
Net interest spread(3) ................                                       6.04%                                     5.90%
                                                                       -----------                                ----------
Net interest margin(4) ................                                       7.13%                                     6.94%
                                                                       -----------                                ----------
                                                                       -----------                                ----------
                                                            1996
                                        ----------------------------------------
                                                        INTEREST        AVERAGE
                                          AVERAGE       INCOME/           RATE/
                                          BALANCE       EXPENSE           YIELD
                                         ---------     ---------       ---------
ASSETS
Interest-earning assets:
   Loans (1) ..........................  $ 171,906     $  17,831         10.37%
   Taxable investment
     securities .......................     27,570         1,592          5.78
   Tax-exempt investment
     securities .......................      2,261           138          6.09
   Interest-bearing deposits ..........       --            --            --
   Federal funds sold .................      7,573           385          5.08
                                         ---------     ---------   -----------

   Total earning assets ...............    209,310        19,946          9.53
                                         ---------     ---------   -----------

Noninterest-earning assets:
   Cash and due from banks ............     22,560
   Premises and equipment, net ........      9,184
   Other assets (2) ...................      9,028
                                         ---------
   Total noninterest-earning assets ...     40,772

Less allowance for loan
   and lease losses ...................      3,233
                                         ---------
   Total assets .......................  $ 246,849
                                         ---------
                                         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Deposits:
     Interest-bearing demand ..........  $  36,791           528          1.44
     Savings ..........................     75,583         2,488          3.29
     Time .............................     35,166         1,677          4.77
   Other short term borrowings ........      1,622            74          4.43
   Capital lease ......................        444            65         14.59
   Long term debt .....................      3,229           280          8.67
                                         ---------     ---------   -----------
   Total interest-bearing
     liabilities ......................    152,835         5,112          3.34
                                         ---------     ---------   -----------

Noninterest-bearing liabilities:
   Demand deposits ....................                   73,298
   Other liabilities ..................                    2,102
                                                       ---------

   Total liabilities ..................                  228,235

Stockholders' equity ..................                   18,614
                                                       ---------
   Total liabilities and
     stockholders' equity .............                $ 246,849
                                                       ---------
                                                       ---------
Net interest income
   (tax equivalent basis) .............                                 14,834
Reversal of tax equivalent adjustment..                                   (106)
                                                                     ---------
Net interest income ...................                              $  14,728
                                                                     ---------
                                                                     ---------
Net interest spread(3) ................                                   6.18%
                                                                     ---------
                                                                     ---------
Net interest margin(4) ................                                   7.09%
                                                                     ---------
                                                                     ---------

---------------------
(1) For purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

(2) Includes average balances of real estate owned other than Company and Bank premises during 1998, 1997, and 1996 of $837,000, $1.0 million, and $2.8 million, respectively.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

TABLE TWO - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

         This table sets forth the year-to-year changes in net interest income on a fully taxable-equivalent basis for the years shown. The changes for each major category of interest income and interest expense are divided between the portion of change attributable to the variance in average balances (volume) or average rates for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

                                           1998 vs. 1997                            1997 vs. 1996
                                   --------------------------------        ----------------------------------
                                        Increase (Decrease)                      Increase (Decrease)
                                        Due to Changes in                        Due to Changes in
                                   --------------------------------        ----------------------------------
                                   Volume        Rate         Total        Volume         Rate          Total
                                   ------       ------       ------        ------         ----          -----
Earning assets -- Interest income:

  Loans                            $2,748       $  108       $2,856        $2,425        $(206)        $2,219
  Investment securities:
    Taxable                           (38)          78           40           155          (34)           121
    Non-taxable                        (1)           2            1            38            6             44
  Federal funds sold                  409          (15)         394            29           25             54
  Interest-bearing deposits            97           (1)          96            16          --              16
                                  --------      -------     --------      -------      -------        -------
    Total                           3,215          172        3,387         2,663         (209)         2,454
                                   ------       ------      --------      -------      -------        -------

Deposits and borrowed funds --
 Interest expense:

  Interest-bearing demand
    deposits                           62          (41)          21           --            (3)            (3)
  Savings deposits                    152          (78)          74             2           (3)            (1)
  Time deposits                       540          (50)         490           833          128            961
  Other short term borrowings         (23)          (7)         (30)          (10)          12              2
  Long term debt                     (154)         --          (154)         (150)          24           (126)
  Capital lease                        (2)          (1)          (3)           (4)        --               (4)
                                  -------       -------     -------       -------      -------       --------
    Total                             575         (177)         398           671          158            829
                                   ------       ------      -------       -------      -------       --------

Change in net interest income      $2,640        $ 349       $2,989        $1,992        $(367)        $1,625
                                   ------       ------      -------       -------      -------       --------
                                   ------       ------      -------       -------      -------       --------

         PROVISION FOR LOAN AND LEASE LOSSES

         The Company provides for loan and lease losses by a charge to operations based upon Management's evaluation of the loan portfolio, past loan loss experience, general economic conditions, and other pertinent factors. The provision for loan and lease losses increased $352,000 or 31% to $1.5 million in 1998 and decreased $178,000 or 14% to $1.1 million in 1997 as compared to 1996. The 1998 increase was attributable to an increase of approximately 13% or $26.7 million in outstanding loans at year-end and an increase in net loans charged off to $1.2 million or 0.52% of average loans from $1.0 million or 0.50%, respectively, in 1997. The 1997 decrease was due to a decline in net loans charged off from $1.1 million or 0.63% of average loans outstanding in 1996, as well as a decreased provision for loan and lease losses that in Management's opinion reflected the improvement in the Southern California economy and in the real estate market. During 1998, 1997 and 1996, the Company provided $640,000, $1.2 million and $400,000, respectively, to the provision for loan and lease losses to supplement its Title I HUD reserves. As of December 31, 1998, 1997 and 1996, the allowance for loan and lease losses represented 1.51%, 1.55% and 1.73%, respectively, of total loans. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Allowance for Loan and Lease Losses.")

         NONINTEREST INCOME

         As presented in Table Three, noninterest income increased 4% or $278,000 to $7.1 million in 1998, consisting of increases of 19% or $244,000 in gain on loan sales and 28% or $221,000 in other income, partly offset by a decrease of 26% or $192,000 in loan servicing fees. In 1998, an increase in SBA loan prepayments as a consequence of declining interest rates prompted management's decision to sell $3.0 million in SBA loans and recognize gains on loan sales of $277,000. In addition, $4.5 million in SBA "504" loans, a relatively new line of business for the Company, were sold for gains of $216,000. Gains on the sale of Title 1 and other equity loans declined by $152,000 and $97,000, respectively, due to the lower volume of sales and premiums paid for these loans. Noninterest income decreased 3% or $187,000 to $6.8 million in 1997 from $7.0 million in 1996, due primarily to a decrease of 9% or $124,000 in gains on loan sales. The Company sold no SBA loans in 1997 compared to sales of $8.3 million in 1996 due to Management's decision to retain these loans in its portfolio to enhance loan yields and to offset the slow demand for other types of loans in the Company's market area. This resulted in a decrease in the gains on the sale of SBA loans of $687,000 which was partly offset by an increase in gains related to the sale of Title I and other equity loans of $563,000. During 1997, the Company sold Title I and other equity loans of $52.7 million as compared to $18.8 million in 1996. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loans").

TABLE THREE - NONINTEREST INCOME
(DOLLARS IN THOUSANDS)

         This table presents significant categories of noninterest income for each of the last three years and the percentage change between the years.

                                                                   %                     %
                                                                 CHANGE                CHANGE
                                                      1998       98/97       1997      97/96      1996
                                                     -------    -------    -------   --------   -------
Service charges on deposits                           $3,941      0.1       $3,936      2.9      $3,827
Gain on sale of loans                                  1,545     18.6        1,301     (8.7)      1,425
Loan servicing fees                                      561    (25.5)         753      0.8         747
Other income                                           1,019     27.7          798    (18.2)        976
                                                     -------              --------             --------
         Total noninterest income                     $7,066      4.1       $6,788     (2.7)     $6,975
                                                     -------              --------             --------
                                                     -------              --------             --------

         NONINTEREST EXPENSE

         Noninterest expense increased 4% or $627,000 in 1998 to $16.8 million compared to a 4% increase of $631,000 in 1997 to $16.2 million from $15.6 million in 1996. A breakdown of significant noninterest expense categories for the three years ended December 31, 1998 is presented in Table Four. Salaries and employee benefits increased 8% or $740,000 in 1998 and 12% or $1.0 million in 1997. On December 31, full time equivalent employees totaled 218 in 1998, 210 in 1997 and 196 in 1996. Occupancy expense increased 8% or $245,000 and 4% or $137,000 in 1998 and 1997, respectively, during which time the Company opened its ninth full service office and expanded its SBA business into the Seattle, Washington area. Expenses related to the acquisition, maintenance and sale of other real estate owned partially offset the increases in the other expense categories with a decrease of $375,000 to a net gain of $473,000 in 1998, of which amount $289,000 was related to the sale of one property, compared to a net gain of $98,000 in 1997 and a net loss of $614,000 in 1996. Collection expenses incurred to recover or mitigate loan and operating losses decreased by $157,000 in 1998 and $88,000 in 1997. The Company currently plans additional expansion in 1999, including the opening of a full service branch in Vista, California, the construction of a new facility for its Murrieta branch, and is planning the possible opening of additional SBA loan production offices.

TABLE FOUR - NONINTEREST EXPENSE
(DOLLARS IN THOUSANDS)

         The following table presents significant categories of noninterest expense for each of the last three years and the percentage change between the years.

                                                                  %                     %
                                                                 CHANGE                CHANGE
                                                     1998        98/97     1997       96/97      1996
                                                   --------   ---------  --------  ----------  --------
Salaries and employee benefits                      $ 9,888       8.1     $ 9,148      12.4     $ 8,136
Occupancy expense                                     3,477       7.6       3,232       4.4       3,095
Telephone and postage                                   895      29.9         689       6.8         645
Advertising and public relations                        692      (2.7)        711      35.7         524
Professional services                                   574      11.7         514      63.2         315
Printing, stationery and supplies                       335      (3.2)        346      25.8         275
Collection expense                                       76     (67.4)        233     (27.4)        321
Other real estate owned                                (473)   (382.7)        (98)   (116.0)        614
Other expenses                                         1,361     (4.4)       1,423    (13.3)      1,642
                                                   ---------             ---------            ---------
         Total noninterest expense                   $16,825      3.9      $16,198      4.1     $15,567
                                                   ---------             ---------            ---------
                                                   ---------             ---------            ---------

         IMPACT OF YEAR 2000 ON COMPUTER SYSTEMS

         Noninterest expense includes the cost of projects to ensure accurate date recognition and data processing with respect to the century date change (commonly referred to as "Y2K"). The Y2K issue confronting the Company, its suppliers, customers, customer's suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Most computer systems in use today were designed and developed when computer memory was limited and expensive on early mainframes. As a consequence many programs used only two digits for the year in the date field to conserve memory. As a result, many computer applications could fail completely or create erroneous results by the year 2000 unless corrective measures are taken. To the extent that the problem is not successfully addressed, consequences, the extent of which are unknown, could impact the Company's business, operations, customers and vendors. The Company has identified critical systems and processes and is in the process of testing and formulating contingency plans for replacing or repairing any non-compliant systems. The Company expects to substantially complete the Y2K hardware and software testing, validation and remediation of its critical systems by the end of the first quarter of 1999. The Company is also assessing the potential impact of this problem on its customers. The related costs, which are expensed as incurred, are primarily included in professional services, equipment repairs (a component of occupancy expense) and salary expense. Y2K expenses incurred through the end of 1998 amounted to approximately $175,000 and the total cost of the project is estimated to be approximately $360,000. The Company does not believe that the costs of addressing this problem will have a material effect on the results of its operations.

         INCOME TAXES

         The Company's income tax expense for 1998, 1997 and 1996 was $3.4 million, $2.3 million and $2.1 million, respectively, reflecting an effective tax rate of 41.4%, 39.7% and 43.3%, respectively. Note Eleven to the consolidated financial statements includes a reconciliation of federal income tax expense computed using the federal statutory rate of 34% to actual income tax expense.

FINANCIAL CONDITION

SUMMARY

         An analysis of the summary year-end balance sheet data for 1994 through 1998 as presented in Selected Financial Data (Item 6) illustrates an increasing rate of growth over the last four years. From 1995 to 1998, the Company's total assets have grown an average of over 12% per year. During the same period, loan growth averaged 13%, deposit growth averaged 12% and stockholders' equity grew at an average rate of 20% per year.

         A review of the Company's rate of growth for year-end 1998 over 1997 reflects a 20% increase in total assets, a 13% increase in total loans, and a 21% increase in deposits. A number of factors supported the growth of assets, loans and deposits in 1998. The Company focused on opportunities to attract new clients which were presented by bank merger and acquisition activity in its market areas. Loan growth, primarily in commercial, commercial real estate and construction lending, was encouraged by the expansion of the local real estate markets. The volatile stock market helped to promote bank deposits, primarily certificates of deposit, as a safe short term investment. The following discussion of the Company's financial condition is segmented into loans, investments, deposits and capital resources.

LOANS

         Gross loans and leases, the Company's primary use of funds, represented 70% of total assets at December 31, 1998 compared to 75% at year-end 1997. Gross loans increased 13% to $237.7 million at year-end 1998 and 17% to $211.0 million in 1997 from $180.4 million in 1996. Average gross loans for 1998 increased 14% or $26.7 million to $222.2 million from $195.5 million in 1997 which represented an increase of 14% from average loans of $171.9 million in 1996. Average gross loans represented 80% and 79% of total average deposits in 1998 and 1997, respectively.

         As presented in Table Five, real estate construction loans at year-end 1998 had increased 92% to $19.9 million and 197% to $10.3 million in 1997 following declines in the previous two years due to a decline in real estate values and a generally poor economy in Southern California. During 1996 the demand for real estate in Southern California, and therefore, real estate values, began improving and have continued to improve through the end of 1998, largely accounting for the increase in real estate construction loans outstanding and undisbursed real estate construction loan commitments. Real estate construction loans represented 8.4% and 4.9% of total loans at December 31, 1998 and 1997, respectively. Total undisbursed commitments for these loans were $10.9 million at year-end 1998 compared to $18.9 million the end of 1997. The Company's real estate construction loans are primarily for single family residences located within San Diego and Riverside counties in the $100,000 to $400,000 range. Based upon the current housing market in its market area, management believes real estate demand will likely continue at its current strong levels and believes that its level of real estate construction activities will expand over that of 1998.

         Commercial real estate loans (commercial loans secured by first trust deeds on commercial real estate) increased 20% to $51.5 million at year-end 1998 from $42.9 million in 1997, which represented a 23% increase over $35.0 million in 1996. These increases were the result of the Company's promotional efforts in the commercial real estate market as well as stabilization of commercial real estate values in Southern California.

         Residential mortgages decreased 25% to $2.2 million in 1998 from $2.9 million in 1997, a decrease of 13% from $3.3 million at year-end 1996. The Company closed its residential mortgage banking operations in early 1995, unable to generate a sufficient volume of residential mortgage loans to support a profitable operation. At December 31, 1998, 1997 and 1996, the amount of mortgage loans which the Company continued to service was $35.3 million, $45.7 million and $51.6 million, respectively, with related servicing income of $104,000, $145,000 and $149,000, respectively. Declining home mortgage rates have increased mortgage refinancing activity, which, if continued, will continue to reduce servicing income on these loans.

TABLE FIVE - LOAN DISTRIBUTION
(DOLLARS IN THOUSANDS)

         The following table sets forth the amount of total loans outstanding in each category and the percentage of total loans of each category at the dates indicated.

                                                                        DECEMBER 31,
                                         -----------------------------------------------------------------
                                            1998          1997            1996         1995         1994
                                         ----------    ----------     ----------    ---------    ---------
Commercial loans .....................     $128,298      $111,726      $ 81,692      $ 74,755     $ 75,700
Commercial real estate loans .........       51,520        42,891        35,012        23,075       19,287
Installment and consumer loans .......       34,171        41,024        53,815        46,748       45,022
Real estate construction loans .......       19,881        10,334         3,481         9,212       14,211
Residential real estate loans ........        2,192         2,912         3,340         3,795        7,454
Lease financing ......................          617         1,270         2,329         3,586        4,148
All other loans (including overdrafts)        1,023           834           741           779          787
                                           --------      --------      --------      --------     --------
    Total gross loans ................      237,702       210,991       180,410       161,950      166,609
Less: Allowance for loan
   and lease losses ..................        3,592         3,268         3,129         2,916        2,739
                                           --------      --------      --------      --------     --------
    Total net loans (1) ..............     $234,110      $207,723      $177,281     $159,034      $163,870
                                           --------      --------      --------      --------     --------
                                           --------      --------      --------      --------     --------

PERCENTAGE OF TOTAL LOANS:

Commercial loans .....................         54.0%         53.0%         45.3%         46.2%        45.4%
Commercial real estate loans .........         21.6          20.3          19.4          14.2         11.6
Installment and consumer loans .......         14.4          19.4          29.8          28.9         27.0
Real estate construction loans .......          8.4           4.9           1.9           5.7          8.5
Residential real estate loans ........          0.9           1.4           1.9           2.3          4.5
Lease financing ......................          0.3           0.6           1.3           2.2          2.5
All other loans (including overdrafts)          0.4           0.4           0.4           0.5          0.5
                                           --------      --------      --------      --------     --------
    Total gross loans ................        100.0         100.0         100.0         100.0        100.0
                                           --------      --------      --------      --------     --------
                                           --------      --------      --------      --------     --------

(1) Net of participations sold of $1.5 million, $2.2 million, $2.2 million, $2.9 million, and $4.2 million in 1998, 1997, 1996, 1995, and 1994, respectively. Participations are sold without recourse.

         Commercial loans, as illustrated in Table Five, have grown at annual rates of 15%, 37% and 9% in 1998, 1997 and 1996, respectively, representing 54%, 53% and 45% of year-end gross loans in 1998, 1997, and 1996, respectively. Commercial lending is primarily to professionals and companies with sales from $1 million to $15 million. The Company also originates loans partially guaranteed by the SBA which are included in the commercial loan category and were largely responsible for the growth in 1998 and 1997. SBA loans have maturities ranging from seven to 25 years and are currently guaranteed up to 80% by the SBA. These loans increased 19% to $65.8 million in 1998 from $55.1 million in 1997, representing an increase of 87% over $29.5 million at year-end 1996. The increases were largely due to expansion of the Company's market area in 1997 and to Management's decision during 1996 to retain these loans rather than sell the guaranteed portions for a premium. The Company's SBA loan originations totaled approximately $29.6 million, $35.0 million and $15.4 million in 1998, 1997 and 1996, respectively. In 1997, the Company opened two new offices for the production of SBA lending, located in the Seattle, Washington area and Orange County, California. The Orange County office proved unprofitable due to strong competition in that market and was closed in January 1999. The Company intends to continue expanding its SBA lending activities possibly entering new geographic markets in 1999. In 1996, Management's decision to reduce the volume of SBA loan sales and retain these loans in the portfolio was due to the low level of demand for other types of loans. Management does not currently intend to sell a significant amount of these loans, however, some sales are likely depending on loan demand, premium levels, prepayment risk and the characteristics of these loans. SBA loan sales totaled $7.5 million in 1998, $0 in 1997 and $8.3 million in 1996.

         Installment and consumer loans have shown a steady rate of decline in total and as a percentage of gross loans since 1996. These loans decreased 17% and 24% in 1998 and 1997, respectively, and represented 14% and 19% of total gross loans, respectively. As of year-end 1996, this category had increased 15% over the prior year and constituted 30% of gross loans. The four largest sub-categories of installment and consumer loans are automobile loans, Title I home improvement loans, home equity lines of credit and other home equity loans. The decreases in installment and consumer loans in 1998 and 1997 and the increase in 1996 were due primarily to the Company's Title I loan activities. Title I loans decreased 31% to $7.2 million in 1998 and decreased 55% to $10.4 million in 1997 from $23.0 million in 1996, an increase of 92% from $12.0 million at year-end 1995.

         Title I loans are secured by junior liens on residential properties and insured up to 90% by an agency of the U.S. Government. The proceeds of Title I loans must be used for home improvements. In addition to offering these loans to its customers, the Company also purchases Title I loans from other Title I lenders. The amount of Title I loans that the Company originated or purchased declined to approximately $2.5 million in 1998 and $6.8 million in 1997 from $18.0 million in 1996, due to increased competition in the Title I market and the the rising popularity of other home equity loans. Prior to 1997, the Company's policy was to hold certain Title I loans in its portfolio and sell the remaining loans often retaining the servicing rights. A higher than acceptable loss ratio, however, prompted the Company to change its policy and currently the Company sells all Title I loan originations immediately resulting in a large volume of sales in 1997. The Company continues to hold $7.2 million of Title I loans as of December 31, 1998 compared to $10.4 million in 1997. During 1998, 1997 and 1996, the Company sold a total of $2.1 million, $18.5 million and $5.3 million, respectively, in Title I loans. The Company serviced a total of $2.3 million, $3.6 million and $9.3 million in Title I loans at December 31, 1998, 1997 and 1996, respectively.

         Other home equity loans are secured by junior trust deeds on residential properties and may be made to homeowners with little or no equity in the property. Unlike Title I loans, the proceeds can be used for a variety of purposes the most common of which are home improvement and debt consolidation. The Company purchases and originates equity loans for immediate sale into the secondary market. As a result of increased demand for other types of equity loans, and to mitigate the impact of decreased premiums from the sale of Title I loans to current income, the Bank increased its volume in other equity loans during 1997 and 1996. The secondary market demand for these loans decelerated in 1998 and consequently the Company's volume declined. During 1998, 1997 and 1996, the Bank originated or purchased approximately $30.4 million, $37.1 million and $13.5 million, respectively, in equity loans which were sold in the secondary market. These loans totaled $ 3.2 million, $4.5 million, and $1.2 million at year-end 1998, 1997 and 1996, respectively. Despite the recent decline in demand for Title I and other home equity loans, the Company currently intends to remain active in this line of business.

         Home equity lines of credit, secured primarily by second trust deeds on single family residences, declined 7% to $6.0 million in 1998 from $6.5 million in 1997, a decrease of 12% from $7.4 million the prior year. The Company requires a debt-to-value ratio of not higher than 80% for home equity lines. Automobile loans increased only 1% in 1998 to $9.5 million after decreasing 2% to $9.4 million in 1997 from $9.6 million at year-end
1996. The decline in the volume of automobile loans since 1996 is due to the intense competition from other bank and non-bank lenders in this market.

         The Company provides lease financing to municipalities and school districts in its market area subject to the same underwriting considerations and criteria as commercial loans. These leases are qualified tax-exempt lease obligations for federal income tax purposes. Low taxable-equivalent yields as compared to commercial, commercial real estate and SBA loans has significantly reduced the Company's level of activity in these leases (see Table Five).

       In the usual course of business, the Company makes commitments to extend credit provided there is no violation of any conditions established in the loan contract. Total unfunded commitments to extend credit were $68.5 million, $68.4 million and $45.1 million at December 31, 1998, 1997 and 1996, respectively, and included standby letters of credit of $1.3 million, $1.7 million, and $1.9 million, respectively.

         Loan repayments and maturities represent a significant source of liquidity for the Company. Table Six shows selected loan maturity data as of December 31, 1998 and indicates that 34% of the selected loans had contractual maturities of one year or less.

TABLE SIX - SELECTED LOAN MATURITY DATA
(DOLLARS IN THOUSANDS)

         This table presents maturity distribution and interest sensitivity of selected loan categories (excluding nonaccrual commercial loans of $387,000). Maturities are presented on a contractual basis.

                                                                MATURING
                                             ----------------------------------------------
                                                          AFTER ONE
                                              WITHIN     BUT WITHIN   MORE THAN
                                             ONE YEAR    FIVE YEARS   FIVE YEARS     TOTAL
                                             --------    ----------   ----------   --------
Real estate construction loans .........     $19,320     $    561     $   --       $ 19,881
Commercial loans .......................      30,345       28,397       69,169      127,911
                                             -------     --------     --------     --------
         Total .........................     $49,665     $ 28,958     $ 69,169     $147,405
                                             -------     --------     --------     --------
                                             -------     --------     --------     --------

Sensitivity of loans due after one year
 to changes in interest rates:
    Fixed interest rate ................                 $ 16,320     $  7,531     $ 23,851
    Floating or adjustable interest rate                   12,638       61,638       74,276
                                                         --------     --------     --------
         Total .........................                 $ 28,958     $ 69,169     $ 98,127
                                                         --------     --------     --------
                                                         --------     --------     --------

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

         Total nonperforming assets declined 71% to $1.2 million at December 31, 1998 from $4.0 million at year-end 1997, a decline of 36% from $6.3 million the prior year-end. This progress was the result of the Company's continued efforts to improve asset quality, as well as improvement in the Southern California economy. As presented in Table Seven, nonaccrual loans decreased 74% to $788,000 at December 31, 1998 from $3.0 million at year-end 1997, a 15% decrease from $3.5 million at December 31, 1996. OREO at December 31, 1998 totaled $374,000, a decrease of 62% from $986,000 at the end of 1997, which represented a decrease of 64% as compared to $2.8 million at December 31, 1996.

         OREO is recorded at its net realizable value at the time the asset is transferred to OREO. Additional writedowns in the value of the properties may occur depending upon changes in the market, annual appraisals of the property and the estimated length of time needed to dispose of the property. The Company has experienced some improvement in its ability to dispose of its OREO over the last several years, selling nine properties that totaled $1.2 million in 1998, thirteen properties that totaled $3.3 million in 1997 and 22 properties that totaled $2.8 million in 1996. At December 31, 1998, OREO consisted of one single family residence totaling $306,000, five parcels of vacant land zoned for residential use carried at $68,000 and one parcel of vacant land zoned for commercial use carried at $0.

         Interest income included in net interest income relating to nonaccrual loans was $38,000 and $123,000 for the years ended December 31, 1998 and 1997, respectively. Additional interest income of $62,000 and $212,000 would have been recorded during 1998 and 1997, respectively, if the loans had been paid in accordance with their original terms.

TABLE SEVEN - NONPERFORMING ASSETS
(DOLLARS IN THOUSANDS)


                                                                            DECEMBER 31,
                                                     -------------------------------------------------------
                                                      1998          1997       1996         1995       1994
                                                     -------       ------     ------       ------     ------
Loans 90 days or more past due
and still accruing (as to principal or interest):
  Installment and consumer loans ................     $ --        $ --        $ --        $ --        $   14
                                                      ------      ------      ------      ------      ------
Nonaccrual loans:
  Residential real estate .......................        130        --           150         317         622
  Commercial real estate ........................       --          --          --           778         565
  Real estate construction ......................       --          --           581       1,506       1,389
  Commercial ....................................        387       2,163       1,540       1,560       1,775
  Installment and consumer loans ................        271         858       1,270       1,129         767
                                                      ------      ------      ------      ------      ------
    Total .......................................        788       3,021       3,541       5,290       5,118
                                                      ------      ------      ------      ------      ------
    Total nonperforming loans ...................        788       3,021       3,541       5,290       5,132

Other real estate owned .........................        374         986       2,756       2,402       3,607
                                                      ------      ------      ------      ------      ------
    Total nonperforming assets ..................     $1,162      $4,007      $6,297      $7,692      $8,739
                                                      ------      ------      ------      ------      ------
                                                      ------      ------      ------      ------      ------
Nonperforming loans to
  total gross loans .............................       0.33%       1.43%       1.96%       3.27%       3.08%
                                                      ------      ------      ------      ------      ------
                                                      ------      ------      ------      ------      ------
Nonperforming assets to
  total gross loans plus
  other real estate owned .......................       0.49%       1.89%       3.44%       4.68%       5.13%
                                                      ------      ------      ------      ------      ------
                                                      ------      ------      ------      ------      ------

       Other past due loans at December 31, 1998 included $877,000 of loans past due more than 30 days but less than 90 days.

TABLE EIGHT - RESTRUCTURED LOANS
(DOLLARS IN THOUSANDS)

       The following table provides information with respect to the components of the Company's restructured loans at the dates indicated.

                                               DECEMBER 31,
                               --------------------------------------------------
                                1998       1997       1996       1995       1994
                               ------     -----      ------     ------     ------
Residential real estate ..     $  151     $  171     $  240     $  548     $  646
Commercial real estate ...      4,759      3,207      3,853      4,405      2,960
Real estate construction .       --         --          581      1,506      1,171
Commercial ...............        166        484        731        479      1,354
                               ------     ------     ------     ------     ------
  Total restructured loans     $5,076     $3,862     $5,405     $6,938     $6,131
                               ------     ------     ------     ------     ------
                               ------     ------     ------     ------     ------


          Restructured loans consist of loans whose terms have been modified to provide some relief from the scheduled interest and principal payments in light of the customer's financial difficulties, the objective of which is to maximize the Bank's possibility of collection. Restructured loans totaled $5.1 million and $3.9 million at

December 31, 1998 and 1997, respectively. There were no restructured loans accounted for as nonaccrual loans at December 31, 1998. Restructured loans includes $115,000 and $45,000 in residential real estate loans and commercial loans, respectively, which were accounted for as nonaccrual loans at December 31, 1997.

            A loan is deemed to be impaired when it is probable that a creditor may not collect amounts due according to the original contractual terms of the original loan agreement. Impaired loans are measured using one of the following methods: (i) the present value of expected cash flows discounted at the loan's effective interest rate; (ii) the observable value of the loan's market price; or (iii) the fair value of the collateral if the loan is collateral dependent. All impaired loans at December 31, 1998 were measured based on the fair value of the loan collateral. Interest income on impaired loans is recognized on a cash basis.

            The Bank's recorded investments in impaired loans at December 31, 1998 and 1997, were $954,000 and $2,163,000, respectively. Reserves for loan losses of $48,000 and $151,000 were established for impaired loans at December 31, 1998 and 1997, respectively. The average recorded investments in impaired loans during 1998 and 1997 were $1,654,000 and $2,528,000, respectively. Interest income on impaired loans of $16,000 and $120,000 was recognized for cash payments received in 1998 and 1997. The Company is not committed to lend additional funds to debtors whose loans have been modified.

         ALLOWANCE FOR LOAN AND LEASE LOSSES

         The allowance for loan and lease losses at December 31, 1998 totaled $3.6 million or 1.51% of total gross loans as compared to $3.3 million or 1.55% of total gross loans at December 31, 1997 and $3.1 million or 1.73% of total gross loans at December 31, 1996.

         It is the Company's practice to maintain the allowance for loan and lease losses at a level considered by Management to be adequate. Each month Management calculates a minimum acceptable allowance for loan and lease losses using an internal rating system based upon the risk associated with various categories of loans. In determining the actual allowance for loan and lease losses to be maintained, Management augments this calculation with an analysis of the present and prospective financial condition of certain borrowers, industry concentrations within the portfolio, trends in delinquent and nonaccrual loans and general economic conditions. A portion of the calculation is based upon the historical loss experience of the preceding five years and in some risk categories the degree of collateralization. The risk assigned to each loan is first determined when the loan is originated. It is then reviewed quarterly and revised as appropriate. In addition, the Company maintains a monitoring system for all credits that have been identified either internally or externally as warranting additional Management attention. These credits are formally reported to Management by the lending officers on a quarterly basis and are subsequently reviewed by the Loan Committee of the Board of Directors. Reserves against these loans are based on the credit risk assigned to the loans as described above utilizing a schedule of percentages developed by Management in accordance with historical loss experience, ranging from 0.5% to 50% of the present loan balances. These percentages may be modified, based upon current or prospective local economic conditions. The comments of bank examiners, the Company's independent auditors and a third party loan review consultant hired by the Company on a periodic basis are also considered in revising risk category assignments.

         The allowance for loan and lease losses is based upon estimates and ultimate losses may vary from current estimates. The continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future funding levels. Management believes that the allowance for loan and lease losses at December 31, 1998 was adequate to absorb the known and inherent risks in the loan portfolio. However, no assurance can be given that changes in the current economic environment in the Company's principal market area or other circumstances will not result in increased losses in the Company's loan portfolio in the future. Net charged-off loans as a percentage of the beginning of the period allowance for loan and lease losses were 35.2%, 31.4% and 37.3% in 1998, 1997 and 1996, respectively.

         Table Nine summarizes, for the periods indicated, loan balances at the end of each period and daily averages during the period, changes in the allowance for loan and lease losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to operating expense; and certain ratios relating to the allowance for loan losses.

TABLE NINE - ALLOWANCE FOR LOAN AND LEASE LOSSES
(DOLLARS IN THOUSANDS)

                                                                           YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------
                                                     1998          1997          1996          1995          1994
                                                   ---------     --------      --------      --------      --------
BALANCES:
   Average loans during period ...............     $222,193      $195,536      $171,906      $165,374      $168,076
   Loans at end of period ....................      237,702       210,991       180,410       161,950       166,609

ALLOWANCE FOR LOAN AND LEASE LOSSES:
   Balance at beginning of period ............        3,268         3,129         2,916         2,739         2,195
   Actual charge-offs:
     Residential real estate loans ...........         --              13            10           137           380
     Commercial real estate loans ............         --            --              88            46          --
     Real estate construction loans ..........         --            --             263           525            71
     Commercial loans ........................          291           502           450         1,514         1,595
     Installment and consumer loans ..........        1,110         1,054           609         1,022           804
                                                   ---------     --------      --------      --------      --------
         Total ...............................        1,401         1,569         1,420         3,244         2,850
   Recoveries on loans previously charged off:
     Residential real estate loans ...........         --            --            --            --            --
     Commercial real estate loans ............           35          --            --            --            --
     Real estate construction loans ..........         --             489          --            --            --
     Commercial loans ........................           98            33           274            47           184
     Installment and consumer loans ..........          118            64            59            68            75
                                                   ---------     --------      --------      --------      --------
         Total ...............................          251           586           333           115           259

   Net loan charge-offs ......................        1,150           983         1,087         3,129         2,591
   Provision for loan and lease losses .......        1,474         1,122         1,300         3,306         3,135
                                                   ---------     --------      --------      --------      --------
   Balance at end of period ..................     $  3,592      $  3,268      $  3,129      $  2,916        $2,739
                                                   ---------     --------      --------      --------      --------
                                                   ---------     --------      --------      --------      --------

RATIOS:
   Net loan charge-offs to average loans .....        0.52%         0.50%         0.63%         1.89%         1.54%
   Allowance for loan and lease losses
     to loans at end of period ...............        1.51          1.55          1.73          1.80          1.64
   Net loan charge-offs to beginning of the
     period allowance for loan and lease
     losses ..................................        35.2          31.4          37.3         114.2         118.0
   Net loan charge-offs to provision
     for loan and lease losses ...............        78.0          87.6          83.6          94.7          82.7

         Each type of loan made by the Company presents various types of risk of loss to the Company. The primary risk element considered by Management with respect to each installment, commercial real estate and residential real estate loan is lack of timely payment and the value of the collateral. The primary risk elements with respect to real estate construction loans are fluctuations in real estate values in the Company's market areas, inaccurate estimates of construction costs, fluctuations in interest rates, the availability of conventional financing, the demand for housing in the Company's market area and general economic conditions. The primary risk elements with respect to commercial loans are the financial condition of the borrower, general economic conditions in the Company's market area, the sufficiency of collateral, the timeliness of payment and with respect to adjustable rate loans and interest rate fluctuations. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews the existence and value of its collateral. Management also has a reporting system that monitors all past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Company's position.

         Loans are charged against the allowance when, in Management's opinion, they are deemed uncollectible, although the Company continues to aggressively pursue collection. Although Management believes that the allowance for loan and lease losses is adequate to absorb losses as they arise, there can be no assurance that (i) the Company will not sustain losses in any given period which could be substantial in relation to the size of the allowance for loan and lease losses, (ii) the Company's level of nonperforming loans will not increase, (iii) the Company will not be required to make significant additional provisions to its allowance for loan and lease losses, or (iv) the level of net charge-offs will not increase and possibly exceed applicable reserves.

INVESTMENT PORTFOLIO

         The Company's investment strategy is to maximize portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the investment strategy are to provide adequate levels of investment income and secondarily to maintain an appropriate level of liquidity. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment and liquidity requirements. Among other things, the Company's investment policy prohibits investments in derivative securities.

         At December 31, 1998, investment securities totaled $43.8 million or 13% of total assets, an increase of 48% compared to $29.7 million or 11% of total assets at December 31, 1997. The 1998 increase was funded by deposit growth which outpaced growth in the loan portfolio, the Company's primary use of funds. Average investment securities in 1998 actually decreased slightly by 2% to $32.5 million from $33.2 million in 1997. Investment purchases in 1998 totaled $29.5 million, of which $21.2 million were in Federal agency securities. The Company utilizes the services of a professional investment advisor on a portion of its investment portfolio for which it pays a fee.

         The Company's investment securities are classified into two portfolios: available for sale and held to maturity. The Company does not maintain a trading portfolio. Investments classified as available for sale are carried at market value, with the unrealized gain or loss net of tax effect accumulated as other comprehensive income, a separate component of stockholders' equity. Unrealized gains of $71,000 in 1998 and unrealized losses of $3,000 and $156,000 for 1997 and 1996, respectively, were recognized in the available for sale portfolio. Held to maturity investments are carried at amortized cost. Table Ten presents the year-end carrying value for the total portfolio for each of the investment categories for the past three years.

TABLE TEN - INVESTMENT SECURITIES
(DOLLARS IN THOUSANDS)


AVAILABLE FOR SALE:                      1998        1997        1996
                                        -------     -------     -------
U.S. Treasury securities ..........     $  --       $  --       $   501
Obligations of other U.S.
  government agencies .............        --         1,002       9,022
Obligations of states and political
  sub-divisions ...................       2,085       2,116       2,142
Mortgage-backed securities ........      13,306      12,896       7,362
Equity securities (1) .............       1,802       1,530       4,090
                                        -------     -------     -------
  Total ...........................     $17,193     $17,544     $23,117
                                        -------     -------     -------
                                        -------     -------     -------

HELD TO MATURITY:
U.S. Treasury securities ..........     $   301     $   301        $747
Obligations of other U.S.
  government agencies .............      21,854       7,478       5,674
Obligations of states and
  political sub-divisions .........       1,849       1,748       1,751
Mortgage-backed securities ........       2,041       2,608       3,172
Asset-backed securities ...........         583        --          --
                                        -------     -------     -------
   Total ..........................     $26,628     $12,135     $11,344
                                        -------     -------     -------
                                        -------     -------     -------

------------------------
(1)     Equity securities in 1998, 1997 and 1996, included $687,000, $498,000 and $3.4 million, respectively, in government securities bond and money market funds which invest in securities guaranteed by the U.S. Government, $877,000, $794,000 and $733,000 in Federal Home Loan Bank stock in 1998, 1997 and 1996, respectively, and $238,000 in Federal Reserve Bank stock in 1998 and 1997. Equity securities, part of the available for sale portfolio, are carried on the books of the Company at the lower of aggregate cost or market. In 1998, 1997 and 1996 stockholders' equity was reduced by $39,000, $36,000 and $68,000, respectively to reflect a decline in the market value of these securities.

        The Company's available for sale portfolio consists primarily of mortgage-backed securities, which constituted 77% and 74%, respectively, of this portfolio at the end of 1998 and 1997. Most of these securities are comprised of adjustable rate mortgages most commonly tied to the one, three or five year U.S. Treasuries or the Federal Home Loan Bank Eleventh District cost of funds index. Although market value may fluctuate, the interest rates of the individual mortgages in these pools are periodically adjusting to current rates, resulting in an asset with a market value that is relatively stable compared to a fixed rate security with similar characteristics, reducing the Company's interest rate risk. Also, due to an active secondary market, mortgage-backed securities can offer liquidity similar to U.S. Treasury securities at yields that are typically higher than comparable Treasury securities.

        The held to maturity portfolio consists primarily of U.S. Government and Federal agency securities, which comprised 82% and 62%, respectively, of this portfolio at the end of 1998 and 1997. This security category contained $5.0 million, or 19% of the portfolio total, in agency discount notes at the end of 1998, which matured within one month and offered a higher yielding alternative for investing excess liquidity as compared to Federal funds sold.

TABLE ELEVEN - INVESTMENT PORTFOLIO MATURITIES AND YIELDS
(DOLLARS IN THOUSANDS)

        This table summarizes the maturity of the Company's investment securities and their weighted average yields at December 31, 1998. Tax-exempt income from investment securities is presented on a tax-equivalent basis assuming a 34% federal income tax rate for 1998. Mortgage-backed securities are categorized based on final maturity dates.

                                                      AFTER ONE BUT     AFTER FIVE BUT
                                     WITHIN            WITHIN FIVE        WITHIN TEN         AFTER TEN
                                    ONE YEAR              YEARS             YEARS              YEARS               TOTAL
                                -----------------    ---------------   ---------------    ----------------    ---------------
                                 AMOUNT     YIELD     AMOUNT   YIELD   AMOUNT    YIELD    AMOUNT     YIELD    AMOUNT    YIELD
                                -------     -----    -------   -----   ------    -----    ------     -----   -------    -----
U.S. Treasury securities ....   $   301     5.15%    $    --    -- %   $  --      -- %    $  --       -- %   $   301    5.15%
Obligations of other U.S.
  government agencies .......     6,499     5.27      10,147   6.01     5,208    6.13        --       --      21,854    5.82
Obligations of states and
  political subdivisions ....     2,716     6.26         619   6.43       --      --          599    6.32      3,934    6.30
Mortgage-backed securities ..      --        --          210   8.20     1,192    7.06      13,945    6.53     15,347    6.59
Asset-backed securities .....       583     5.25        --      --        --      --         --       --         583    5.25
Equity securities ...........     1,802     5.50        --      --        --      --         --       --       1,802    5.50
                                -------              -------           ------             -------            -------
  Total investment securities   $11,901     5.52%    $10,976   6.08%   $6,400    6.31%    $14,544    6.52%   $43,821    6.11%
                                -------              -------           ------             -------            -------
                                -------              -------           ------             -------            -------

DEPOSITS

         Total average deposits during 1998 increased 13% to $277.1 million compared to $246.0 million in 1997, an increase of 11% from $220.8 million in 1996. The following discussion addresses changes in average balances in 1998 and 1997 compared to the prior years. Average deposit balances and yields are presented in Table Twelve. The largest percentage increases in 1998 were in noninterest-bearing demand accounts which increased by 13% to $92.9 million and time deposits which increased by 21% to $62.4 million. There were no significant shifts in average deposit mix in 1998. As a percentage of total deposits, noninterest-bearing demand deposits were at 34%, interest-bearing demand accounts at 15%, savings and money market accounts at 29% and time deposits at 23%. Time deposits as a percentage of total deposits increased to 21% in 1997 from 16% the prior year due to a local deposit promotion during the first part of 1997 that raised approximately $17.0 million in seven month certificates of deposit. Noninterest-bearing demand deposits increased 12% or $8.7 million during 1997 and represented 33% of total deposits at both December 31, 1997 and 1996, respectively.

          The levels of noninterest-bearing demand deposits (including retail accounts) are influenced by such factors as customer service, service charges and the availability of banking services (i.e., extended hours, convenience of location, availability of ATMs). No assurance can be given that the Company will be able to maintain its current level of noninterest-bearing deposits. The Company's percentage of noninterest-bearing deposits remains high compared to similar sized institutions. Competition from other banks and thrift institutions as well as money market funds, some of which offer interest rates substantially higher than the Company, makes it difficult for the Company to maintain the current level of noninterest-bearing deposits. Management continually works to implement pricing and marketing strategies designed to lower the average rate paid on interest-bearing deposits and to maintain a stable deposit mix. The rapid rise in time deposits during 1998 precipitated Management's efforts to reduce interest expense by lowering the rates paid on time deposits which is expected to continue into 1999.

TABLE TWELVE - AVERAGE DEPOSITS
(DOLLARS IN THOUSANDS)

         This table summarizes the distribution of average deposits and the average rates paid for the periods indicated.

                                               YEARS ENDED DECEMBER 31,
                          -------------------------------------------------------------------
                                  1998                    1997                  1996
                          --------------------    -------------------  ----------------------
                           AVERAGE     AVERAGE     AVERAGE    AVERAGE    AVERAGE      AVERAGE
                           BALANCE      RATE       BALANCE     RATE      BALANCE       RATE
Noninterest-bearing
  demand deposits ....    $ 92,885       --       $  81,958     --     $ 73,298         --
Interest-bearing
  demand deposits ....      41,391      1.32%        36,809    1.43%     36,791        1.44%
Savings deposits .....      80,415      3.19         75,650    3.29      75,583        3.29
Time deposits ........      62,359      5.02         51,621    5.11      35,166        4.77
                          --------                 --------            --------
     Total deposits...    $277,050      2.25%      $246,038    2.30%   $220,838        2.13%
                          --------                 --------            --------
                          --------                 --------            --------

         As part of its asset/liability management policy, the Company generally limits the issuance of time deposits of $100,000 or greater primarily to customers who have other business relationships with the Company and who reside within the Company's market area, although the Company may offer such deposits to others to help it meet its liquidity needs. The Company generally limits the terms of these deposits to less than one year in order to allow it to react quickly to changing interest rates. Table Thirteen depicts the maturity distribution of these deposits at year-end 1998. At December 31, 1998 and 1997, time deposits of $100,000 or more totaled $20.9 million and $9.2 million, respectively, representing 7% and 4% of total period-end deposits, respectively.

TABLE THIRTEEN - MATURITY OF TIME DEPOSIT OF $100,000 OR MORE
(DOLLARS IN THOUSANDS)


        TIME DEPOSITS MATURING IN                                          DECEMBER 31, 1998
        -------------------------                                          -----------------
        Three months or less........................................            $11,062
        Over three months through six months........................              2,117
        Over six months through twelve months.......................              5,537
        Over twelve months..........................................              2,152
                                                                                -------
            Total...................................................            $20,868
                                                                                -------
                                                                                -------

CAPITAL RESOURCES

        Stockholders' equity increased $4.8 million or 19% to $30.0 million at December 31, 1998, from $25.2 million at December 31, 1997. This increase was due to net income of $4.8 million and an increase of $41,000 in unrealized gains on available for sale securities, net of $33,000 in income taxes. Stockholders' equity increased $5.0 million or 25% to $25.2 million at year-end 1997 from $20.2 million the prior year-end. This increase was due to net income of $3.5 million, the conversion of subordinated debentures, net of deferred offering costs, of $1.4 million, and a decrease of $84,000 in unrealized losses on available for sale securities, net of $69,000 in taxes. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations.")

        Under the risk-based capital guidelines for banks and bank holding companies adopted by the federal banking regulators in 1988 the Company and the Bank are required to maintain a minimum ratio of total capital to total risk-weighted assets of 8.00% (at least one-half of which must consist of Tier 1 capital). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items.

        Additionally, the federal banking regulators adopted minimum Tier 1 leverage capital ratio requirements in 1990 supplementing the risked-based capital regulations and replacing minimum leverage ratios used prior to 1990. The rules require a minimum ratio of Tier 1 capital to total assets of 3.00% for institutions receiving the highest regulatory rating. All other institutions are required to meet a minimum ratio of 4.00% to 5.00%. Tier 1 capital consists of common equity, minority interest in equity of consolidated subsidiaries, and qualifying perpetual preferred stock. Table Fourteen presents the risk-based and Tier 1 leverage capital ratios for the Company and the Bank at year-end 1998 and 1997. (See "Description of Business - Regulation and Supervision - Capital Adequacy Requirements").

TABLE FOURTEEN - CAPITAL RATIOS

                                 North County Bancorp            North County Bank
                                 --------------------           -------------------
                                  1998        1997               1998        1997
                                 ------      -------            ------      -------
Risk-based Capital:
   Tier 1                         11.68%      10.88%             11.58%      10.85%
   Total                          12.93%      12.14%             12.83%      12.10%
Tier 1 leverage capital            8.80%       8.76%              8.72%       8.73%

        In May 1990, the Company issued $1.7 million in 9 1/4% convertible subordinated debentures (the "Debentures"). In September 1997, at which time $1.5 million in Debentures remained outstanding, the Company announced that it was exercising its option to redeem the Debentures at a price of 102.25% effective October 31, 1997. Most holders of the Debentures elected to convert to common stock, receiving 267 shares per $1,000 face value of Debentures, representing a conversion price of $3.74. The conversion of Debentures during 1997 resulted in an increase in common stock, a component of Tier 1 capital, of $1.4 million, net of deferred offering costs of $101,000.

        As a bank holding company without significant assets other than its equity interest in the Bank, the Company's ability to meet its obligations depends upon the dividends it receives from the Bank. The Bank resumed the payment of dividends in 1997 on the Bank's preferred stock. Such dividends had not been paid since 1994, pursuant to formal and informal agreements with the Bank's regulators and a Board resolution adopted in May of 1996, the last of which was terminated in March 1997.

         As of December 31, 1995, the Bank, operating under the terms of a regulatory order (the "Order") entered into with the FDIC in May 1995 and an informal agreement entered into with the California Superintendent of Banks in April 1994, had agreed, among other things, not to pay cash dividends to the Company without the prior consent of the FDIC. The Order was terminated in May of 1996, when, at the request of the FDIC, the Board passed a resolution stating that the Bank would: (i) maintain an adequate level of capital, (ii) continue to reduce its overall level of classified assets,
(iii) strengthen certain credit review procedures, (iv) increase and stabilize its earnings, and (v) correct certain deficiencies in its internal audit and regulatory compliance programs. The FDIC lifted this restriction in March 1997.

        During 1999, Management anticipates capital expenditures of approximately $2.4 million primarily related to construction of a new office facility for its existing Murrieta branch scheduled to open in the third quarter of 1999, and the opening of a full service branch office located at Palomar Airport Road and Business Park Drive in the City of Vista, California. This office, which will be a leased facility, is scheduled to open in mid 1999.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

        The liquidity of a banking institution reflects its ability to provide funds to meet customer credit needs, to accommodate possible outflows in deposits, to provide funds for day-to-day operations, and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate risk requires continuous analysis in order to match the maturities of categories of loans and investments with the maturities of deposits and bank-related borrowings. A bank's liquidity is normally considered in terms of the nature and mix of its sources and uses of funds. Asset liquidity is provided by cash, certificates of deposit with other financial institutions, Federal funds sold, maturing investments, and loan maturities and repayments. Liquid assets (consisting of cash, Federal funds sold and investment securities) comprised 26.0% and 20.6% of the Company's total assets at December 31, 1998 and 1997, respectively. Liquidity management also includes the management of unfunded commitments to make loans and undisbursed amounts under lines of credit. At December 31, 1998 these commitments totaled $45.3 million in commercial loans, $1.3 million in letters of credit, $10.9 million in real estate construction loans, and $11.1 million in installment and consumer loans. At December 31, 1997 these commitments totaled $37.5 million in commercial loans, $1.7 million in letters of credit, $18.9 million in real estate construction loans, and $10.4 million in installment and consumer loans. Average Federal funds sold were $15.9 million in 1998 and $8.1 million in 1997.

        The Bank also has several secondary sources of liquidity. Many of the Bank's real estate construction, commercial real estate and SBA loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, the Bank has unsecured lines of credit in the amount of $15.0 million for the purchase of Federal funds with other financial institutions and may borrow funds from the Federal Home Loan Bank and at the Federal Reserve discount window subject to the Bank's ability to supply collateral. Average Federal funds purchased were $291,000 and $272,000 in 1998 and 1997, respectively.

        The Company regularly monitors the interest rate sensitivity of its assets and liabilities and has established guidelines for each asset and liability category and for its interest rate sensitivity position overall. From time to time Management may emphasize or de-emphasize certain products, change its product mix, product pricing, funding policies or take other actions to maintain an acceptable level of interest rate risk. The Company attempts to minimize the impact of interest rate changes on the Company's earnings through the management of the amount, composition and repricing periods of rate-sensitive assets and rate-sensitive liabilities. Emphasis is placed on maintaining a rate-sensitivity position within the Company's policy guidelines to avoid wide swings in spreads and to minimize risk due to changes in interest rates. At December 31, 1998 and 1997, approximately 62.6% and 59.8%, respectively, of the Company's total loans and 62.2% and 54.8%, respectively, of the Company's total interest-earning assets were tied to the Company's base lending rate, national prime rate, or mature within one year. Most of the Company's interest-bearing liabilities are immediately repriceable or mature in one year or less (93.9% in 1998 and 97.6% in 1997). In order to match the rate-sensitivity of its assets, the Company's policy is to offer a significant number of variable rate deposit products and limit the level of large dollar time deposits with maturities greater than one year.

TABLE FIFTEEN - INTEREST RATE SENSITIVITY GAP
(DOLLARS IN THOUSANDS)

        This table sets forth the rate-sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1998, the interest rate-sensitivity gap (interest rate-sensitive assets less interest rate-sensitive liabilities), cumulative interest rate-sensitivity gap, the Company's interest rate-sensitivity gap ratio (interest rate-sensitive assets divided by interest rate-sensitive liabilities) and the Company's cumulative interest rate-sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. Nonaccrual loans of $788,000 are excluded from the presentation.

                                                AFTER THREE      AFTER SIX       AFTER ONE
                                    WITHIN      MONTHS BUT       MONTHS BUT       YEAR BUT        AFTER
                                     THREE      WITHIN SIX       WITHIN ONE        WITHIN         FIVE
                                    MONTHS        MONTHS            YEAR         FIVE YEARS       YEARS         TOTAL
                                  ---------     ----------       ----------      ----------     ---------     ---------
INTEREST-EARNINGS ASSETS:
  Loans .....................     $ 134,072      $   5,800       $  8,844        $ 60,630       $ 27,568      $236,914
  Investment securities .....         6,802          2,903         10,149          15,502          8,465        43,821
  Federal funds sold ........        17,000           --             --              --             --          17,000
                                  ---------     ----------       ----------      ----------     ---------     ---------
    Total ...................       157,874          8,703         18,993          76,132         36,033       297,735

INTEREST-BEARING LIABILITIES:
  Interest-bearing demand
    deposits ................        42,825           --             --              --            --           42,825
  Savings deposits ..........        79,682           --             --              --            --           79,682
  Time deposits .............        34,139         11,341         22,534          12,064              9        80,087
  Borrowed funds ............         1,551           --             --              --              387         1,938
                                  ---------      ---------       --------        ---------      ---------     ---------
    Total ...................       158,197         11,341         22,534          12,064            396       204,532

Interest rate-sensitivity gap          (323)        (2,638)        (3,541)         64,068         35,637      $ 93,203
Cumulative interest rate
  sensitivity gap ...........     $    (323)     $  (2,961)      $ (6,502)       $ 57,566       $ 93,203
Interest rate-sensitivity
  gap ratio .................         1.00x           .77x           .84x           6.31x         90.99x         1.46x
Cumulative interest rate
  sensitivity gap ratio .....         1.00x           .98x           .97x           1.28x          1.46x

         As of December 31, 1998, the Company was liability-sensitive within one year and asset-sensitive beyond one year. Liability sensitive means that rate-sensitive liabilities exceed rate-sensitive assets. This position will generally result in enhanced earnings in a falling interest rate environment and declining earnings in a rising interest rate environment. Asset sensitive means that rate-sensitive assets exceed rate-sensitive liabilities. This position will generally result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because a larger volume of assets than liabilities will reprice. However, the foregoing table does not necessarily indicate the impact of general interest rate movements on the Company's net interest yield, because the repricing of various categories of assets and liabilities is discretionary and is subject to competition and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may in fact price at different times and at different rate levels. Management attempts to mitigate the impact of changing interest rates in several ways, one of which is to manage its interest rate-sensitivity gap. The use of a base lending rate by the Company for the majority of its floating rate loans also allows the Company more flexibility than the use of a national prime rate in matching changes to the yield on floating rate loans to changes in its funding costs. In addition to managing its assets/liability position, the Company has taken steps to mitigate the impact of changing interest rates by generating noninterest income through service charges, offering products which are not interest rate-sensitive, such as escrow services and insurance products, and through the sale and servicing of loans. (See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk.")

IMPACT OF INFLATION

         The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate with inflation. This is especially true for banks with a high percentage of rate-sensitive interest-earning assets and interest-bearing liabilities. A bank can further reduce the impact of inflation if it can manage its rate-sensitivity gap (the difference between variable rate assets and variable rate liabilities). The Company attempts to structure its assets and liabilities and manage its gap accordingly, thus seeking to minimize the potential effects of inflation. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Asset/Liability Management").

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

         Table Sixteen presents additional information about the Company's financial instruments that are sensitive to changes in interest rates. Cash flows in this presentation are grouped by maturity dates rather than repricing dates with consideration given to prepayment assumptions for mortgage-backed securities and maturity estimations for instruments without contractual maturity dates. Loans are distinguished by variable or fixed rates and contractual principal payments are represented in the cash flows. Loan fair values are estimated using discounted cash flows or based on quoted market prices for Title I and SBA loans (See "Note 9-Fair Values of Financial Instruments" in the accompanying financial statements). Investment securities are divided into mortgage-backed securities and other securities. The cash flows from mortgage-backed securities are influenced by principal prepayments, which are dependent on a number of factors, including, the current interest rate and interest rate index on the security, the availability of refinancing of the underlying mortgages at attractive terms, as well as other factors in specific geographic areas which affect the sales and price levels of residential property. Management utilizes average prepayment speeds provided by dealers to calculate principal repayments and the estimated maturity date for mortgage-backed securities. The cash flows for other securities are based on the actual maturity dates of the instruments, except for equity securities which are included in the third year, 2001. Fair values of investment securities are based on quoted market prices or dealer quotes. Non-maturing deposits consist of interest-bearing demand, savings and money market accounts and have no maturity dates. Cash flow amortizations for these deposits are based on the maximum terms allowable under regulatory guidelines. The fair value of non-maturing deposits is estimated to be the carrying or face value, which is the amount payable on demand. Time deposits are grouped according to their contractual maturity dates. The fair value of time deposits is estimated using a discounted cash flow calculation (See "Note 9-Fair Values of Financial Instruments" in the accompanying financial statements). Average interest rates represent the weighted average yield in each category.

TABLE SIXTEEN - INTEREST-SENSITIVE FINANCIAL INSTRUMENTS
(DOLLARS IN THOUSANDS)

                                                        EXPECTED MATURITY DATE
                                  -----------------------------------------------------------------
                                    1999       2000       2001       2002       2003     THEREAFTER      TOTAL     FAIR VALUE
                                  -------    -------    -------    -------    -------    ----------    --------    ----------
FINANCIAL ASSETS:
  Loans:
    Variable rate .............   $51,028    $10,587    $ 4,901    $ 4,623    $ 4,044     $55,091      $130,274    $132,038
     Average interest rate ....    10.64%     10.47%     10.66%     10.47%     10.28%      10.53%        10.56%
    Fixed rate ................   $30,348    $19,677    $15,614    $13,401    $ 8,384     $20,004      $107,428    $107,130
     Average interest rate ....     9.53%      9.72%      9.63%      9.48%      9.63%       8.87%         9.46%

  Investment securities:
    Mortgage-backed securities.   $ 8,254    $   756    $ 2,617    $   748    $   314     $ 2,658      $ 15,347    $ 15,383
     Average interest rate ....     6.29%      6.27%      7.22%      6.60%      7.46%       6.91%         6.59%
    Other investment securities   $11,600    $ 1,187    $ 1,197    $ 1,684    $ 6,999     $ 5,807      $ 28,474    $ 28,446
     Average interest rate ....     5.52%      5.91%      6.23%      6.37%      5.91%       6.15%         5.84%

  Federal funds sold ..........   $17,000         --         --         --         --          --      $ 17,000    $ 17,000
     Average interest rate ....     4.47%         --         --         --         --          --         4.47%

FINANCIAL LIABILITIES:
  Interest-bearing deposits:
    Non-maturing deposits .....   $25,782    $34,174    $34,174    $ 7,094    $ 7,094     $14,189      $122,507    $115,264
     Average interest rate ....     3.08%      2.22%      2.22%      1.71%      1.71%       1.71%         2.28%
    Time deposits .............   $67,993    $ 6,305    $ 1,180    $   678    $ 3,922     $     9      $ 80,087    $ 80,578
     Average interest rate ....     4.70%      5.54%      5.68%      5.70%      5.88%       3.89%         4.84%

   Federal funds purchased and
    U..S. Treasury demand note.   $ 1,551         --         --         --         --          --      $  1,551    $  1,551
     Average interest rate ....     4.51%         --         --         --         --          --         4.51%

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

         North County Bancorp's financial statements begin on page 39 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by these items is contained in the Company's definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders which the Company intends to file with the Commission within 120 days after the close of the Company's 1998 fiscal year in accordance with the Commission's Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

         (1)      FINANCIAL STATEMENTS

                  The following consolidated financial statements and report of independent accountants of North County Bancorp are included in this report commencing on page 39.

                  Report of Independent Accountants

                  Consolidated Balance Sheet  - December 31, 1998 and 1997

                  Consolidated Statement of Income - Three Years ended December 31, 1998

                  Consolidated Statement of Cash Flows - Three Years ended December 31, 1998

                  Consolidated Statement of Stockholders' Equity - Three Years ended December 31, 1998

                  Notes to Consolidated Financial Statements

         (2)      FINANCIAL STATEMENT SCHEDULES

                  Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in North County Bancorp's consolidated financial statements or related notes.

         (3)      EXHIBITS

                  Exhibits required to be filed hereunder are indexed on sequentially numbered pages 36 through 38 hereof.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 17, 1999                       NORTH COUNTY BANCORP,
                                            a California corporation

                                            By:  /s/ Michael J. Gilligan
                                                 ----------------------------
                                                     Michael J. Gilligan
                                                     Vice President and Chief
                                                     Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                    TITLE                               DATE
---------                                    -----                               ----

 /s/ Alan P. Chamberlain                    Director                        March 17, 1999
------------------------------
Alan P. Chamberlain


 /s/ G. Bruce Dunn                          Director                        March 17, 1999
------------------------------
G. Bruce Dunn


 /s/ Michael J. Gilligan                    Vice President and Chief        March 17, 1999
------------------------------                 Financial Officer
Michael J. Gilligan


/s/ Ronald K. Goode                         Director                        March 17, 1999
------------------------------
Ronald K. Goode


 /s/ James M. Gregg                         Chairman of the Board and       March 17, 1999
------------------------------                  Chief Executive Officer
James M. Gregg


 /s/ Rodney D. Jones                        President and Director          March 17, 1999
------------------------------
Rodney D. Jones


 /s/ Jack Port                              Director                        March 17, 1999
------------------------------
Jack Port


/s/ Clarence R. Smith                       Director                        March 17, 1999
------------------------------
Clarence R. Smith


/s/ Raymond V. Stone                        Director                        March 17, 1999
-----------------------------
Raymond V. Stone


/s/ Burnet F. Wohlford                      Director                        March 17, 1999
------------------------------
Burnet F. Wohlford

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

---------------
Footnotes on page 38




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

-------------------
Footnotes on following page






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

10.14              Deferred Compensation and Stock Purchase Agreement between Rodney D.
                   Jones and North County Bank, dated December 31, 1996.(6)

10.15              North County Bancorp 1997 Stock Option Plan.(7)

22                 Subsidiaries of North County Bancorp

24                 Consent of Price Waterhouse

--------------
(1) Incorporated by reference to the Exhibits to the North County Bancorp S-8 Registration Statement, Registration No. 2-84173, as filed with the Commission on May 25, 1983.

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

(7) Incorporated by reference to the Exhibits to the North County Bancorp Annual Report on Form 10-K405 for the fiscal year ended December 31, 1997 File No. 0-10627, as filed with the Commission on March 26, 1998.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of North County Bancorp



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of North County Bancorp and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP
San Diego, California
February 9, 1999

                              NORTH COUNTY BANCORP
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


                                                                                          December 31,
                                                                                 ------------------------------
                                                                                   1998                  1997
                                                                                 ---------             --------
ASSETS

Cash and cash equivalents:
  Cash and due from banks                                                         $ 26,885             $ 24,262
  Federal funds sold                                                                17,000                4,000
                                                                                 ---------             --------
                                                                                    43,885               28,262
Investment securities:
  Available for sale                                                                17,193               17,544
  Held to maturity                                                                  26,628               12,135

Loans                                                                              237,702              210,991
  Less: Allowance for loan and lease losses                                          3,592                3,268
                                                                                 ---------             --------
                                                                                   234,110              207,723

Other real estate owned                                                                374                  986
Premises and equipment, net                                                         10,013                8,582
Accrued interest receivable and other assets                                         5,210                5,502
                                                                                 ---------             --------
                                                                                  $337,413             $280,734
                                                                                 ---------             --------
                                                                                 ---------             --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                                             $100,465             $ 89,852
  Interest-bearing                                                                 202,594              161,703
                                                                                 ---------             --------
                                                                                   303,059              251,555

Accrued expenses and other liabilities                                               2,416                2,377
Federal funds purchased and U.S.  Treasury demand note                               1,551                1,194
Capital lease obligation                                                               387                  415
                                                                                 ---------             --------

   Total liabilities                                                               307,413              255,541
                                                                                 ---------             --------

Stockholders' equity:
  Common stock, no par value; authorized
   10,000,000 shares; outstanding shares
   4,868,906 in 1998 and 1997                                                       19,127               16,058
  Retained earnings                                                                 10,834                9,137
  Accumulated other comprehensive income                                                39                   (2)
                                                                                 ---------             --------
   Total stockholders' equity                                                       30,000               25,193
                                                                                 ---------             --------

Commitments and contingencies (Notes 8 and 16)

                                                                                  $337,413             $280,734
                                                                                 ---------             --------
                                                                                 ---------             --------

          See accompanying notes to consolidated financial statements.

                              NORTH COUNTY BANCORP
                        CONSOLIDATED STATEMENT OF INCOME
                  (Dollars in Thousands, Except Per Share Data)


                                                                          Year ended December 31,
                                                            ----------------------------------------------------
                                                               1998                1997                   1996
                                                            ---------           ----------            ----------
Interest income:
  Interest and fees on loans                                  $22,885             $20,007               $17,764
  Investment securities:
    Taxable                                                     1,669               1,648                 1,510
    Exempt from Federal income taxes                              121                 120                    98
    Dividends                                                      84                  65                    83
  Federal funds sold                                              833                 439                   385
  Deposits with other financial institutions                      112                  16                    --
                                                              -------             -------               -------
    Total interest income                                      25,704              22,295                19,840
                                                              -------             -------               -------

Interest expense:
  Deposits                                                      6,237               5,652                 4,695
  Federal funds purchased and
     U. S. Treasury demand note                                    44                  74                    72
  Other borrowings                                                 58                 215                   345
                                                              -------             -------               -------

    Total interest expense                                      6,339               5,941                 5,112
                                                              -------             -------               -------

    Net interest income                                        19,365              16,354                14,728

Provision for loan and lease losses                             1,474               1,122                 1,300
                                                              -------             -------               -------
Net interest income after
  provision for loan and lease losses                          17,891              15,232                13,428

Noninterest income                                              7,066               6,788                 6,975

Noninterest expense                                            16,825              16,198                15,567
                                                              -------             -------               -------

Income before income taxes                                      8,132               5,822                 4,836
Provision for income taxes                                      3,363               2,313                 2,092
                                                               ------            --------              --------

Net income                                                     $4,769             $ 3,509               $ 2,744
                                                              -------             -------               -------
                                                              -------             -------               -------
Earnings per share:

  Basic                                                      $   0.98            $   0.78              $   0.63
                                                              -------             -------               -------
                                                              -------             -------               -------
  Diluted                                                    $   0.94            $   0.72              $   0.58
                                                              -------             -------               -------
                                                              -------             -------               -------


          See accompanying notes to consolidated financial statements.

                              NORTH COUNTY BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                         December 31,
                                                             ------------------------------------
                                                               1998          1997          1996
                                                             --------      --------      --------
Cash flows from operating activities:
  Net income                                                 $  4,769      $  3,509      $  2,744
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization of:
        Premises and equipment                                  1,185         1,229         1,348
        Deferred loan fees and costs, net                        (802)         (464)         (418)
        Investment premiums and discounts, net                    206           147           103
        Other                                                      34           140           264
      (Gain) loss on sale of other real estate owned             (471)         (416)         (285)
      Provision for loan and lease losses                       1,474         1,122         1,300
      (Increase) decrease in interest receivable                 (197)           90          (204)
      Increase (decrease) in taxes payable                        273           233           (41)
      Increase in accrued expenses                                  2           492           361
      Increase (decrease) in interest payable                      41           (18)         (114)
      Other, net                                                  (17)          257        (1,029)
                                                             --------      --------      --------
        Net cash provided by operating activities               6,497         6,321         4,029
                                                             --------      --------      --------

Cash flows from investing activities:
  Proceeds from maturities of investment securities            15,153         9,457        11,070
  Proceeds from sale of available for sale securities              --        14,602         2,535
  Purchase of investment securities                           (29,502)      (19,372)      (22,020)
  Net  increase in loans                                      (27,374)      (32,970)      (22,217)
  Purchase of premises and equipment                           (2,616)       (1,101)         (532)
  Proceeds from sale of other real estate owned                 1,633         3,723         3,111
                                                             --------      --------      --------
     Net cash used in investing activities                    (42,706)      (25,661)      (28,053)
                                                             --------      --------      --------

Cash flows from financing activities:
  Cash payments on capital lease obligations                      (29)          (14)          (32)
  Net increase in deposits                                     51,504        21,204        15,508
  Net increase (decrease) in Federal funds purchased and
    U.S. Treasury demand note                                     357          (174)        1,833
  Net (decrease) increase in other borrowings                      --        (1,550)           50
  Cash proceeds from sale of common stock                          --            --            68
                                                             --------      --------      --------
     Net cash provided by financing activities                 51,832        19,466        17,427
                                                             --------      --------      --------

Net increase (decrease) in cash and cash equivalents           15,623           126        (6,597)
Cash and cash equivalents at beginning of year                 28,262        28,136        34,733
                                                             --------      --------      --------

Cash and cash equivalents at end of year                     $ 43,885      $ 28,262      $ 28,136
                                                             ========      ========      ========

Supplemental disclosure of cash flow information:
   Total interest paid                                       $  6,299      $  5,958      $  5,226
   Total income taxes paid                                   $  3,385      $  2,212      $  2,374
   Real estate acquired through foreclosure                  $    316      $  1,871      $  3,088
   Conversion of subordinated debentures into
     common stock                                            $     --      $  1,433      $    133

          See accompanying notes to consolidated financial statements.

                              NORTH COUNTY BANCORP
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (Dollars in Thousands, Except Share Data)

                                                     Common Stock                        Accumulated Other
                                              -------------------------        Retained   Comprehensive              Total
                                                Shares          Amount         Earnings       Income         Stockholders' Equity
                                              ---------         -------        --------       ------         --------------------
Balance at December 31, 1995                  1,789,779         $ 9,156        $ 8,164         $(93)                $17,227

Five percent stock dividend including cash
   for fractional shares                         89,288             759           (761)                                  (2)

Five percent stock dividend including cash
  for fractional shares                          95,140           1,642         (1,647)                                  (5)

Exercise of stock options                        10,628              68                                                  68

Conversion of subordinated debentures            18,358             133                                                 133

Comprehensive income:
   Unrealized holding gain on available
     for sale securities, net of tax of $5                                                        7                      7
   Net income                                                                    2,744                                2,744
                                                                                                                    -------
      Total comprehensive income                                                                                      2,751
                                              ---------         -------        -------         ----                 -------
Balance at December 31, 1996                  2,003,193          11,758          8,500          (86)                 20,172

Two for one stock split                       2,005,956              --                                                  --

Five percent stock dividend including cash
  for fractional shares                         220,608           2,867         (2,872)                                  (5)

Exercise of stock options                           788              --                                                  --

Conversion of subordinated debentures           406,745           1,433                                               1,433

Comprehensive income:
   Unrealized holding gain on available
     for sale securities, net of tax of $69                                                      84                      84
   Net income                                                                    3,509                                3,509
                                                                                                                    -------
      Total comprehensive income                                                                                      3,593
                                              ---------         -------        -------         ----                 -------
Balance at December 31, 1997                  4,637,290          16,058          9,137           (2)                 25,193

Five percent stock dividend including cash
  for fractional shares declared January 20,
  1999, payable on March 10, 1999 to
  stockholders of record on February 10, 1999   231,616           3,069         (3,072)                                  (3)

Comprehensive income:
   Unrealized holding gain on available for
     sale securities, net of tax of $33                                                          41                     41
   Net income                                                                    4,769                                4,769
                                                                                                                    -------
      Total comprehensive income                                                                                      4,810
                                              ---------         -------        -------         ----                 -------
Balance at December 31, 1998                  4,868,906         $19,127        $10,834         $ 39                 $30,000
                                              =========         =======        =======         ====                 =======

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

     INVESTMENT SECURITIES Securities held for investment purposes consist of debt obligations, marketable equity securities and stock in the Federal Reserve Bank and Federal Home Loan Bank. Investments are classified into the following two categories: held to maturity or available for sale. Held to maturity securities are carried at amortized cost while available for sale securities are carried at market value. Unrealized gains and losses on available for sale securities are recorded as other comprehensive income, a component of stockholders' equity. Gains or losses on sales are based upon specific identification of securities sold.

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

The Company may sell the guaranteed portions of Small Business Administration
(SBA) loans to a variety of secondary market investors. The Bank retains the unguaranteed portions as well as the rights and obligations to service the loans. The Company receives an interest rate differential from payments made by the borrowers which is at least sufficient to provide for the future servicing costs and an allowance for a reasonable profit. Gains are recorded upon the sale of the loans based upon premiums paid by the purchasers and upon the fair value of any retained interests.

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

     OTHER REAL ESTATE OWNED Real estate acquired in satisfaction of loans is reported as other real estate owned. Other real estate owned is recorded at the lower of the loan carrying value at the date of acquisition or the fair value less expected selling costs. Subsequent operating expenses or income, reductions in estimated value, and gains or losses upon sale are charged to current operations.

    PREMISES AND EQUIPMENT Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined by use of the straight-line method over the estimated useful lives of the assets, 3 to 45 years. Maintenance and repair costs are expensed as they are incurred, while renewals and betterments are capitalized.

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

    EARNINGS PER SHARE Basic earnings per share (EPS) represents net income divided by the weighted average common shares outstanding during the period excluding any potential dilutive effects. Diluted EPS gives effect to all potential issuances of common stock that would have caused basic EPS to be lower as if the issuance had already occurred. A reconciliation of the income and shares used in the basic and diluted EPS computations, giving retroactive effect for the stock dividends and stock split, for the three years ended December 31, 1998 is as follows (dollars in thousands, except share data):

                                                                          1998
                                                       -------------------------------------------
                                                       Income            Shares          Per-Share
                                                       ------           ---------        ----------
Basic EPS                                              $4,769           4,868,906          $0.98
                                                                                           =====
Effect of Dilutive Shares:
  Stock options                                                           204,465
                                                                        ---------
Diluted EPS                                            $4,769           5,073,371          $0.94
                                                       ======           =========          =====

                                                                          1997
                                                       -------------------------------------------
                                                       Income            Shares          Per-Share
                                                       ------           ---------        ----------
Basic EPS                                              $3,509           4,513,556          $0.78
                                                                                           =====
Effect of Dilutive Shares:
  Stock options                                                           167,722
  Convertible debentures                                   70             323,152
                                                      -------           ---------
Diluted EPS                                            $3,579           5,004,430          $0.72
                                                       ======           =========          =====

                                                                          1996
                                                       -------------------------------------------
                                                       Income            Shares          Per-Share
                                                       ------           ---------        ----------
Basic EPS                                              $2,744           4,366,729          $0.63
                                                                                           =====
Effect of Dilutive Shares:
  Stock options                                                            72,520
  Convertible debentures                                   99             444,872
                                                      -------           ---------
Diluted EPS                                            $2,843           4,884,121          $0.58
                                                       ======           =========          =====

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject at December 31, 1998.

As of December 31, 1998, the most recent notification from the appropriate regulatory agency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The actual capital amounts and ratios of the Company and the Bank at December 31, 1998 are presented in the following table (dollars in thousands).

                                                                  Well Capitalized
                                          Actual                     Requirement                Minimum Required
                                   -------------------            -----------------             -----------------
                                    Amount       Ratio            Amount      Ratio             Amount      Ratio
                                   -------      ------            ------     ------            -------      -----
North County Bancorp:
 Risk-based capital
   Tier 1                          $29,700      11.68%                --        --             $10,173      4.00%
   Total                            32,884      12.93%                --        --              20,345      8.00%
 Tier 1 leverage capital            29,700       8.80%                --        --              13,502      4.00%

North County Bank:
  Risk-based capital
    Tier 1                          29,392      11.58%           $15,236      6.00%             10,157      4.00%
    Total                           32,571      12.83%            25,393     10.00%             20,314      8.00%
 Tier 1 leverage capital            29,392       8.72%            16,848      5.00%             13,479      4.00%

NOTE 3 - INVESTMENT SECURITIES:

The amortized cost and market value of investment securities as of December 31, 1998 and 1997 are as follows (dollars in thousands):

Available for sale at December 31, 1998:

                                                                   Gross               Gross
                                           Amortized            Unrealized           Unrealized             Market
                                              Cost                 Gains               Losses                Value
                                           ---------            ----------           ----------             -------
U. S. Government and
  Federal agencies                          $    --                $ --                 $ --                $    --
States and municipalities                     2,073                  13                   (1)                 2,085
Mortgage-backed                              13,177                 137                   (8)                13,306
Equity securities                             1,872                 --                   (70)                 1,802
                                            -------                ----                 ----                -------
                                            $17,122                $150                 $(79)               $17,193
                                            =======                ====                 ====                =======

Held to maturity at December 31, 1998:

                                                                   Gross               Gross
                                           Amortized            Unrealized           Unrealized             Market
                                              Cost                 Gains               Losses                Value
                                           ---------            ----------           ----------             -------
U. S. Government and
  Federal agencies                          $22,155                 $27                 $(71)               $22,111
States and municipalities                     1,849                  17                   --                  1,866
Mortgage-backed                               2,041                  36                   --                  2,077
Asset-backed                                    583                  --                   (1)                   582
                                            -------                 ---                 ----                -------
                                            $26,628                 $80                 $(72)               $26,636
                                            =======                 ===                 ====                =======

Available for sale at December 31, 1997:

                                                                   Gross               Gross
                                           Amortized            Unrealized           Unrealized             Market
                                              Cost                 Gains               Losses                Value
                                           ---------            ----------           ----------             -------
U. S. Government and
  Federal agencies                          $ 1,000                $  2               $   --                $ 1,002
States and municipalities                     2,104                  13                   (1)                 2,116
Mortgage-backed                              12,847                  69                  (20)                12,896
Equity securities                             1,596                  --                  (66)                 1,530
                                           --------               -----                -----               --------
                                            $17,547                 $84                 $(87)               $17,544
                                            =======                 ===                 ====                =======

Held to maturity at December 31, 1997:

                                                                   Gross               Gross
                                           Amortized            Unrealized           Unrealized             Market
                                              Cost                 Gains               Losses                Value
                                           ---------            ----------           ----------             -------
U. S. Government and
  Federal agencies                          $ 7,779                 $22                 $(18)               $ 7,783
States and municipalities                     1,748                  12                 ---                   1,760
Mortgage-backed                               2,608                  31                 ---                   2,639
                                           --------                ----              --------              --------
                                            $12,135                 $65                 $(18)               $12,182
                                            =======                 ===                 ====                =======

Investment securities with a carrying value of $7,948,000 and $7,538,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits as well as for other purposes required by law. The Company did not sell any securities in 1998. Sales of available for sale securities during 1997 resulted in gross gains and losses of $95,000 and $42,000, respectively, and resulted in net taxes of $21,000.

The maturity distribution of debt securities is presented in the tables below (dollars in thousands). No maturity breakdown is presented for mortgage-backed securities because of the unpredictability as to the timing and amount of principal repayments on these securities.

                                                  Available for Sale                       Held to Maturity
                                            -------------------------------         -----------------------------
December 31, 1998:                          Amortized           Estimated           Amortized         Estimated
                                              Cost             Market Value            Cost          Market Value
                                            ---------          ------------         ---------        ------------
Within one year                              $ 1,969              $ 1,977             $ 7,821           $ 7,824
After one but within five years                  105                  108              10,959            10,957
After five but within ten years                   --                   --               5,208             5,180
After ten years                                   --                   --                 599               599
Mortgage-backed securities                    13,176               13,306               2,041             2,076
                                             -------              -------             -------           -------
                                             $15,250              $15,391             $26,628           $26,636
                                             =======              =======             =======           =======

                                                  Available for Sale                       Held to Maturity
                                            -------------------------------         -----------------------------
December 31, 1998:                          Amortized           Estimated           Amortized         Estimated
                                              Cost             Market Value            Cost          Market Value
                                            ---------          ------------         ---------        ------------
Within one year                             $     --              $    --             $ 2,052           $ 2,048
After one but within five years                2,042                2,048               7,475             7,495
After five but within ten years                   --                   --                  --                --
After ten years                                1,062                1,070                  --                --
Mortgage-backed securities                    12,847               12,896               2,608             2,639
                                             -------              -------             -------           -------
                                             $15,951              $16,014             $12,135           $12,182
                                             =======              =======             =======           =======

NOTE 4 - LOANS:

Loans at December 31 are summarized as follows (dollars in thousands):

                                                                           1998                          1997
                                                                         --------                      --------
Commercial                                                               $128,298                      $111,726
Installment and consumer                                                   34,171                        41,024
Real estate mortgage                                                       53,712                        45,803
Real estate construction                                                   19,881                        10,334
Lease financing receivables                                                   617                         1,270
Other                                                                       1,023                           834
                                                                         --------                      --------
                                                                         $237,702                      $210,991
                                                                         ========                      ========

A summary of the changes in the allowance for loan and lease losses is as follows (dollars in thousands):

                                                                 1998               1997                 1996
                                                               -------            -------              -------
Balance at beginning of year                                   $ 3,268            $ 3,129              $ 2,916
Provision charged to operating expense                           1,474              1,122                1,300
Recoveries on loans previously charged off                         251                586                  333
Loans charged off                                               (1,401)            (1,569)              (1,420)
                                                               -------           --------              -------
Balance at end of year                                         $ 3,592            $ 3,268              $ 3,129
                                                               =======            =======              =======

At December 31, 1998 and 1997, loans on a nonaccrual basis were $788,000 and $3,021,000, respectively. Interest income collected relating to nonaccrual loans was $38,000 and $123,000 for the years ended December 31, 1998 and 1997. Additional interest income of $62,000 and $212,000 would have been recorded during 1998 and 1997, respectively, if the loans had been paid in accordance with their original terms.

The Company's recorded investment in impaired loans at December 31, 1998 and 1997, was $954,000 and $2,163,000, respectively. Reserves for loan losses of $48,000 and $151,000 were established for impaired loans at December 31, 1998 and 1997, respectively. The average recorded investments in impaired loans during 1998 and 1997 were $1,654,000 and $2,528,000, respectively. Interest income on impaired loans of $16,000 and $120,000 was recognized for cash payments received in 1998 and 1997. The Company is not committed to lend additional funds to debtors whose loans have been modified.

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

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower. Since certain of the commitments are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The Company's off-balance sheet credit risk for undisbursed loan commitments and letters of credit at December 31, was as follows (dollars in thousands):

                                                                     1998                        1997
                                                                  ---------                   ---------
Commercial loans                                                    $45,308                     $37,534
Installment and consumer loans                                       11,087                      10,370
Real estate construction loans                                       10,874                      18,884
Letters of credit                                                     1,280                       1,652
                                                                  ---------                   ---------
                                                                    $68,549                     $68,440
                                                                  ---------                   ---------
                                                                  ---------                   ---------

Most of the Company's business activity is with customers located within San Diego and Riverside counties of Southern California. Accordingly, the Company's financial performance may be significantly impacted by the economic conditions of the area.

NOTE 5 - PREMISES AND EQUIPMENT:

Premises and equipment at December 31 are as follows (dollars in thousands):

                                                                      1998                      1997
                                                                   --------                   --------
Land                                                                $ 2,601                    $ 2,068
Building and improvements                                             7,730                      7,536
Furniture, fixtures and equipment                                    10,751                      9,063
                                                                    -------                    -------
                                                                     21,082                     18,667
Less: Accumulated depreciation and amortization                      11,069                     10,085
                                                                    -------                    -------
                                                                    $10,013                    $ 8,582
                                                                    -------                    -------
                                                                    -------                    -------

Building and improvements include a capitalized lease on the main branch premises of $580,000, less accumulated amortization of $440,000, as of December 31, 1998 (see Note 8). Amortization on this capital lease was $20,000 in both 1998 and 1997.

NOTE 6 - DEPOSITS:

Deposits at December 31 are summarized as follows (dollars in thousands):

                                                                     1998                        1997
                                                                   --------                   ---------
     Noninterest-bearing demand                                    $100,465                   $ 89,852
     Interest-bearing demand                                         42,825                     36,620
     Savings                                                         79,682                     78,352
     Time deposits of $100,000 or more                               20,868                      9,184
     Time deposits of less than $100,000                             59,219                     37,547
                                                                   --------                   --------
                                                                   $303,059                   $251,555
                                                                   --------                   --------
                                                                   --------                   --------

The following table summarizes the maturity distribution of time deposits of $100,000 or more at December 31 (dollars in thousands):

                                                                      1998                       1997
                                                                    -------                    -------
Three months or less                                                $11,062                     $5,181
Over three months through six months                                  2,117                      1,439
Over six months through one year                                      5,537                      2,364
Over one year through three years                                     2,152                        200
                                                                    -------                     ------
                                                                    $20,868                     $9,184
                                                                    -------                     ------
                                                                    -------                     ------

NOTE 7 - CONVERTIBLE SUBORDINATED DEBENTURES:

In May 1990, the Company issued $1,678,000 in 9 1/4% convertible subordinated debentures (the "Debentures"). In September 1997, at which time $1,492,000 in Debentures were outstanding, the Company announced that it was exercising its option to redeem the Debentures at a price of 102.25% effective October 31, 1997. The conversion of Debentures during 1997 resulted in an increase in common stock, a component of Tier 1 capital, of $1,433,000 which was net of deferred offering costs of $101,000.

NOTE 8 - LEASE OBLIGATIONS:

The Company leases the main office premises under a long-term capital lease agreement which will expire in 2006 and other office space and equipment under various operating leases. The future minimum lease payments for all lease obligations consisted of the following at December 31, 1998 (dollars in thousands):

                                                                  Capital           Operating
                                                                   Lease             Leases
                                                                --------            ---------
         1999                                                    $   214                $ 751
         2000                                                        214                  661
         2001                                                        214                  465
         2002                                                        214                  437
         2003                                                        214                  374
         Thereafter                                                  484                1,052
                                                                --------            ---------
         Total minimum lease payments                              1,554               $3,740
                                                                                    ---------
                                                                                    ---------

         Amounts representing interest                              (308)
         Cost escalation                                            (860)
                                                                   -----
         Present value of net minimum lease payments            $    386
                                                                   -----
                                                                   -----

The amount of future lease payments is contingent upon normal cost escalation clauses. Rent expense on the operating leases was $704,000, $607,000 and $489,000 in 1998, 1997 and 1996, respectively.

NOTE 9 - FAIR VALUES OF FINANCIAL INSTRUMENTS:

The carrying amount and estimated fair value of the Company's financial instruments as of December 31, 1998 are as follows (dollars in thousands):

                                                                 Carrying                     Fair
                                                                  Amount                      Value
                                                                 --------                   ---------
Financial assets:
Cash and due from banks                                          $ 26,885                    $ 26,885
Federal funds sold                                                 17,000                      17,000
Investment securities                                              43,821                      43,829
Loans                                                             237,702                     239,168

Financial liabilities:
Deposits                                                         $303,059                    $296,307
Federal funds purchased and U.S. Treasury Demand Note               1,551                       1,551

The following methods and assumptions were used to estimate the fair value of each material class of financial instruments at December 31, 1998:

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

FEDERAL FUNDS PURCHASED AND U.S. TREASURY DEMAND NOTE The fair value of Federal funds purchased and U.S. Treasury demand note is estimated to approximate carrying value.

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

NOTE 10 - NONINTEREST INCOME AND EXPENSE:

Noninterest income for each year consists of (dollars in thousands):

                                                       1998                      1997                    1996
                                                     -------                   -------                 -------
Service charges on deposits                           $3,941                    $3,936                  $3,827
Gain on sale of loans                                  1,545                     1,301                   1,425
Loan servicing fees                                      561                       753                     747
Other                                                  1,019                       798                     976
                                                      ------                   -------                 -------
                                                      $7,066                    $6,788                  $6,975
                                                      ------                   -------                 -------
                                                      ------                   -------                 -------

Noninterest expense for each year consists of (dollars in thousands):

                                                      1998                      1997                     1996
                                                   ---------                 ---------                 -------
Salaries and employee benefits                      $ 9,888                   $ 9,148                  $ 8,136
Occupancy expense                                     3,477                     3,232                    3,095
Telephone and postage                                   895                       689                      645
Advertising and public relations                        692                       711                      524
Professional services                                   574                       514                      315
Printing, stationery and supplies                       335                       346                      275
Branch losses                                           190                       182                      323
Collection expense                                       76                       233                      321
Regulatory assessments                                   58                        91                      228
Other real estate owned                                (473)                      (98)                     614
Other                                                 1,113                     1,150                    1,091
                                                    -------                   -------                  -------
                                                    $16,825                   $16,198                  $15,567
                                                    -------                   -------                  -------
                                                    -------                   -------                  -------

NOTE 11 - INCOME TAXES:

The provision for income taxes for each year consists of the following (dollars in thousands):

                                                      1998                       1997                    1996
                                                    --------                   -------                 -------
Current taxes:
  Federal                                            $2,421                     $1,494                  $1,393
  State                                                 977                        648                     611
                                                    --------                   -------                 -------
                                                      3,398                      2,142                   2,004
Deferred taxes:
  Federal                                               (14)                       179                     122
  State                                                 (21)                        (8)                    (34)
                                                    --------                   -------                 -------
                                                        (35)                       171                      88
                                                    --------                   -------                 -------
                                                     $3,363                     $2,313                  $2,092
                                                    --------                   -------                 -------
                                                    --------                   -------                 -------

Deferred tax (assets) liabilities at December 31 are comprised of the following (dollars in thousands):

                                                                                1998                     1997
                                                                              --------                 -------
Provision for loan and lease losses                                            $  (501)                $  (471)
Deferred compensation                                                             (247)                   (202)
Loan fees deferred                                                                (203)                   (516)
Writedown of other real estate owned                                              (107)                   (107)
Capital lease amortization                                                        (101)                   (105)
Securities held for sale                                                           (60)                    (29)
Unrealized loss on securities                                                    --                         (2)
                                                                              --------                 -------
Gross deferred tax assets                                                       (1,219)                 (1,432)
                                                                              --------                 -------

Depreciation                                                                       247                     214
Loan origination cost capitalized                                                  102                     112
Unrealized gain on securities                                                       32                    --
Loan servicing rights                                                               14                      16
                                                                              --------                 -------
Gross deferred tax liabilities                                                     395                     342
                                                                              --------                 -------

Deferred tax assets valuation allowance                                            225                     225
                                                                              --------                 -------
                                                                               $  (599)                $  (865)
                                                                              --------                 -------
                                                                              --------                 -------

A reconciliation between the provision for income taxes at the statutory Federal rate and the actual effective provision for income taxes for each year is as follows (dollars in thousands):

                                                      1998                       1997                     1996
                                                    --------                   --------                 --------
Federal tax at statutory rates                       $2,765                     $1,979                   $1,644
State tax, net of Federal tax effect                    631                        422                      381
Tax exempt income                                       (49)                       (63)                     (83)
Other                                                    16                        (25)                     150
                                                    --------                   --------                 --------
                                                     $3,363                     $2,313                   $2,092
                                                    --------                   --------                 --------
                                                    --------                   --------                 --------

Tax exempt income consists of income from investment securities and municipal lease financing.


NOTE 12 - STOCK OPTION PLAN:

The Company has granted incentive stock options and non-qualified options to purchase up to 543,847 shares of common stock as of December 31, 1998 under three stock option plans. No compensation cost has been recognized for its employee stock option grants, which are fixed in nature, as the options have been granted at a price equal to the market value of the Company's common stock at the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date rather than market value during the three years ended December 31, 1998, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data).

                                                 1998                 1997              1996
                                               --------             --------          --------
Net Income:
  As reported                                    $4,769              $3,509            $2,744
  Pro forma                                       4,713               3,489             2,724
Basic earnings per share:
  As reported                                     $0.98               $0.78             $0.63
  Pro forma                                       $0.97               $0.77             $0.62
Diluted earnings per share:
  As reported                                     $0.94               $0.72             $0.58
  Pro forma                                       $0.93               $0.71             $0.58

The fair value for each option grant was estimated at the date of grant using the following assumptions for 1998, 1997, and 1996, respectively: volatility factors of 0.36, 0.27 and 0.20; expected option lives of five, seven and ten years; risk-free interest rates of 5.63%, 5.83% and 6.60%; and a dividend yield of 0.0% for the three years.

A summary of transactions for the three years ended December 31, 1998, after giving retroactive effect for stock dividends declared, is as follows:

                                                   1998                      1997                     1996
                                           --------------------      --------------------      --------------------
                                                       Weighted                  Weighted                 Weighted
                                                       Average                   Average                   Average
                                                       Exercise                  Exercise                 Exercise
                                               Shares    Price           Shares     Price       Shares       Price
                                            ---------  --------         -------  --------       --------  --------
Outstanding at beginning of year              525,190   $ 4.17          465,353    $ 3.04        418,305     $2.88
  Granted                                      18,297    12.38           68,364     11.79        111,825      3.50
  Exercised                                     --        --             (2,450)     2.38        (24,800)     2.76
  Expired                                       --        --             (6,077)     3.50        (39,977)     2.83
                                              -------  -------          -------    ------        -------    ------
Outstanding at end of year                    543,487   $ 4.45          525,190    $ 4.17        465,353     $3.04
                                              -------  -------          -------    ------        -------    ------
                                              -------  -------          -------    ------        -------    ------

Options exercisable at end of year
   and weighted average exercise price        261,255   $ 2.92          225,330    $ 2.91        191,884    $ 2.91
Weighted average fair value per share of
 options granted during the year                        $ 6.56                     $ 5.09                   $ 2.41


At December 31, 1998, the Company had outstanding options to purchase 543,487 shares of common stock at exercise prices that ranged from $2.38 to $12.38 per share with a weighted average exercise price of $4.45 per share. The outstanding options have a weighted average remaining contractual life of 4.45 years. Under its stock option plan the Company is authorized to grant an additional 508,869 options for the purchase of the Company's common stock.

NOTE 13 - EMPLOYEE RETIREMENT PLANS:

The Company has established an Employee Stock Ownership Plan (ESOP) to provide an ownership interest in the Company and retirement benefits to substantially all full-time employees. The amount of annual contributions is at the discretion of the Board of Directors, subject to a maximum of 15 percent of the total annual compensation of all eligible participants. The Company contributed $150,000 in 1998, 1997 and 1996. The ESOP held 257,997 shares of the Company's stock at December 31, 1998.

Additionally, all permanent employees who have at least six months of service are eligible to contribute up to 15% annually of their pretax compensation to a retirement account under the North County Bancorp 401(k) Plan. Employees control the investment of their funds and may elect to invest in the Company's common stock. The Company matches 50% of an employee's contribution up to 5% annually of the employee's covered compensation for those who have at least six months of service and who elect to contribute under the plan. The Company contributed $114,000, $100,000 and $94,000 to the plan in 1998, 1997 and 1996, respectively.

NOTE 14 - NORTH COUNTY BANCORP (PARENT CORPORATION):

Condensed financial statements presented on a parent company only basis are as follows:

CONDENSED BALANCE SHEET (dollars in thousands)

                                                                                            December 31,
                                                                              -------------------------------------
                                                                                 1998                        1997
                                                                              ---------                   ---------
ASSETS
Cash                                                                          $      20                   $      22
Investment securities                                                               338                         145
Investment in subsidiary                                                         29,696                      25,068
Premises and equipment, net                                                         140                         160
Other assets                                                                        217                         229
                                                                              ---------                   ---------
                                                                                $30,411                     $25,624
                                                                              ---------                   ---------
                                                                              ---------                   ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other liabilities                                        $      27                     $    16
Capital lease obligation                                                            387                         415
                                                                              ---------                   ---------
                                                                                    414                         431
                                                                              ---------                   ---------
Stockholders' equity
   Common stock, no par value                                                    19,127                      16,058
   Retained earnings and other                                                   10,873                       9,135
                                                                              ---------                   ---------
     Total stockholders' equity                                                  30,000                      25,193
                                                                               --------                    --------
                                                                                $30,411                     $25,624
                                                                              ---------                   ---------
                                                                              ---------                   ---------

CONDENSED STATEMENT OF INCOME (dollars in thousands)

                                                                              Year Ended December 31,
                                                                 --------------------------------------------------
                                                                   1998                1997                   1996
                                                                 -------            --------               --------
Dividends from subsidiary                                         $  270             $1,510                $  ---
Interest income                                                       10                  3                      4
Other income                                                         279                281                    261
                                                                 -------            -------                -------
  Total income                                                       559              1,794                    265
                                                                 -------             ------                -------

Interest expense                                                      58                215                    345
Other operating expense                                              361                356                    282
                                                                 -------            -------                -------
  Total expenses                                                     419                571                    627
                                                                 -------            -------                -------

Income (loss) before income tax                                      140              1,223                   (362)
Income tax benefit                                                    43                107                    145
Equity in undistributed income of subsidiary                       4,586              2,179                  2,961
                                                                 -------            -------                -------
Net income                                                        $4,769             $3,509                 $2,744
                                                                 -------            -------                -------
                                                                 -------            -------                -------

CONDENSED STATEMENT OF CASH FLOWS (dollars in thousands)

                                                                                      Year Ended December 31,
                                                                             -------------------------------------------
                                                                                1998              1997             1996
                                                                             ---------         ---------       ---------
Cash flows from operating activities:
 Net income                                                                   $ 4,769           $ 3,509         $ 2,744
 Adjustments to reconcile net income to net
  cash used in operating activities:
   Depreciation and amortization                                                   20               131              42
   Equity in undistributed income of subsidiary                                (4,586)           (2,179)         (2,961)
   Increase (decrease) in accrued expenses                                         11               (73)           (119)
   Other, net                                                                       5                 2              21
                                                                             --------           -------         -------
 Net cash flows provided by (used in) operating activities                        219             1,390            (273)
                                                                             --------           -------         -------
Cash flows used in investing activities:
  Purchase of investment securities                                              (193)            --               (145)
                                                                             --------           -------         -------

Net cash used in investing activities                                            (193)            --               (145)
                                                                             --------           -------         -------

Cash flows from financing activities:
  Cash payments on capital lease obligations                                      (28)              (14)            (32)
  Net (decrease) increase in notes payable                                        --             (1,550)             50
  Net decrease in convertible subordinated debentures                             --             (1,534)           (144)
  Issuance of common stock                                                        --              1,429             195
                                                                             --------           -------         -------
Net cash (used in) provided by financing activities                               (28)           (1,669)             69
                                                                             --------           -------         -------

Net decrease in cash and cash equivalents                                          (2)             (279)           (349)
Cash and cash equivalents at beginning of year                                     22               301             650
                                                                             --------           -------         -------
Cash and cash equivalents at end of year                                     $     20          $     22         $   301
                                                                             --------           -------         -------
                                                                             --------           -------         -------

NOTE 15 - RELATED PARTY TRANSACTIONS:

Certain directors and executive officers of the Company and their associates are customers of and have other transactions with the Bank in the ordinary course of business. Loans and commitments included in such transactions are made on substantially the same terms as those prevailing at the time for comparable transactions with other persons. Such loans aggregated $802,000 and $695,000 at December 31, 1998 and 1997, respectively. During 1998 new loans (including drawdowns on revolving lines of credit and loan renewals) aggregated $3,590,000 and repayments (including payments on revolving lines of credit and loan renewals) aggregated $3,483,000.

NOTE 16 - COMMITMENTS AND CONTINGENCIES:

At December 31, 1998, the Bank was party to certain legal actions. The Company has reviewed these matters with legal counsel and, in management's opinion, the ultimate resolution of these actions will not have a material effect on the Company's financial position.

At December 31, 1998, the Company had unsecured lines of credit totaling $15,000,000 for the purchase of Federal funds with other financial institutions. In addition the Company may borrow from the Federal Home Loan Bank and at the Federal Reserve discount window, subject to the Company's ability to supply collateral.

NOTE 17 - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED):

Basic and diluted EPS have been retroactively restated in the following table to give effect to the stock dividends and stock split (dollars in thousands, except per share data).

                                                                           1998 Quarters Ended
                                                          --------------------------------------------------------
                                                          December 31   September 30       June 30        March 31
                                                          -----------   ------------      ---------       --------
Interest income........................................       $6,805          $6,654         $6,342         $5,903
Interest expense.......................................        1,733           1,684          1,496          1,426
                                                              ------          ------         ------         ------

Net interest income....................................        5,072           4,970          4,846          4,477
Provision for loan and lease losses....................         (160)            594            450            590
Noninterest income.....................................        1,596           1,728          1,755          1,987
Noninterest expense....................................        4,501           3,905          4,207          4,212
                                                              ------          ------         ------         ------

Income before income taxes.............................        2,327           2,199          1,944          1,662
Income tax expense.....................................          916             980            805            662
                                                              ------          ------         ------         ------

Net income.............................................       $1,411          $1,219         $1,139         $1,000
                                                              ------          ------         ------         ------
                                                              ------          ------         ------         ------

Basic EPS..............................................        $0.29           $0.25          $0.23          $0.21
Diluted EPS............................................        $0.28           $0.24          $0.23          $0.20


                                                                           1997 Quarters Ended
                                                          -------------------------------------------------------
                                                          December 31   September 30       June 30        March 31
                                                          -----------   ------------      ---------       --------
Interest income........................................        $5,994         $5,837         $5,492         $4,972
Interest expense.......................................         1,454          1,580          1,549          1,358
                                                               ------         ------         ------         ------

Net interest income....................................         4,540          4,257          3,943          3,614
Provision for loan and lease losses                               400            104            283            335
Noninterest income.....................................         1,902          1,748          1,693          1,445
Noninterest expense....................................         4,240          4,264          4,012          3,682
                                                               ------         ------         ------         ------

Income before income taxes.............................         1,802          1,637          1,341          1,042
Income tax expense.....................................           698            695            528            392
                                                               ------         ------         ------         ------

Net income.............................................        $1,104          $ 942          $ 813          $ 650
                                                               ------         ------         ------         ------
                                                               ------         ------         ------         ------

Basic EPS..............................................         $0.23          $0.21          $0.18          $0.15
Diluted EPS............................................         $0.22          $0.19          $0.17          $0.14