Form 10-Q
period 1999-03-31
NORTH COUNTY BANCORP
filed 1999-05-12
CIK 357262

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (Mark One)
            X            QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                 March 31, 1999
                                    -------------------------------------------

          --- TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________ to ________ Commission file number ______________ 0-10627 ______________

                              NORTH COUNTY BANCORP
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              California                                 95-3669135
--------------------------------------    -------------------------------------
   (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                   Identification No.)

      444 S. Escondido Blvd., P.O. Box 462990, Escondido, California 92025
------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code   (760) 743-2200
                                                           -------------------

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

                                    Yes  X   No
                                        ---     ---
As of May 7, 1999 the Registrant had 4,882,705 shares of no par value common stock issued and outstanding.

                              NORTH COUNTY BANCORP

                                                                           Page
                                                                           ----
Part I  FINANCIAL INFORMATION

  Item 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheet -

                  March 31, 1999 and December 31, 1998                      2

           Consolidated Statement of Income -

                  Three Months Ended March 31, 1999 and 1998                3

           Consolidated Statement of Cash Flows -

                  Three months Ended March 31, 1999 and 1998                4

         Consolidated Statement of Stockholders' Equity -

                  Three months Ended March 31, 1999 and 1998                5

           Notes to Consolidated Financial Statements                       6

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    7

Part II  OTHER INFORMATION

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                16

                              NORTH COUNTY BANCORP

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                                   March 31,   December 31,
                                                                                     1999         1998
                                                                                  -----------  ------------
                                                                                  (Unaudited)
ASSETS

Cash and cash equivalents:
  Cash and due from banks                                                          $ 27,250     $ 26,885
  Federal funds sold                                                                 27,000       17,000
                                                                                  -----------  ------------
                                                                                     54,250       43,885
Investment securities:
  Available for sale                                                                 17,763       17,193
  Held to maturity                                                                   21,900       26,628

Loans                                                                               243,193      237,702
  Less: Allowance for loan and lease losses                                           3,620        3,592
                                                                                  -----------  ------------
                                                                                    239,573      234,110

Other real estate owned                                                                  94          374
Premises and equipment, net                                                           9,880       10,013
Accrued interest receivable and other assets                                          5,260        5,210
                                                                                  -----------  ------------
                                                                                   $348,720     $337,413
                                                                                  -----------  ------------
                                                                                  -----------  ------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                                              $100,864     $100,465
  Interest-bearing                                                                  211,439      202,594
                                                                                  -----------  ------------
                                                                                    312,303      303,059

Accrued expenses and other liabilities                                                2,550        2,416
Federal funds purchased and U.S. Treasury demand note                                 2,436        1,551
Capital lease obligation                                                                378          387
                                                                                  -----------  ------------
  Total liabilities                                                                 317,667      307,413
                                                                                  -----------  ------------

Stockholders' equity:
  Common stock, no par value, authorized
     10,000,000 shares; outstanding shares
     4,882,705 in 1999 and 4,868,906 in 1998                                         19,168       19,127
  Retained earnings                                                                  11,867       10,834
  Accumulated other comprehensive income                                                 18           39
                                                                                  -----------  ------------
     Total stockholders' equity                                                      31,053       30,000
                                                                                  -----------  ------------
                                                                                   $348,720     $337,413
                                                                                  -----------  ------------
                                                                                  -----------  ------------

          See accompanying notes to consolidated financial statements.

                              NORTH COUNTY BANCORP
                        CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited, in thousands except per share data)

                                                                                            Three Months Ended March 31,
                                                                                            ----------------------------
                                                                                                 1999          1998
                                                                                            -------------  -------------
Interest income:
  Interest and fees on loans                                                                      $5,734     $5,358
  Investment securities                                                                              570        440
  Federal funds sold                                                                                 282        105
  Deposits with other financial institutions                                                           2         --
                                                                                            -------------  -------------
          Total interest income                                                                    6,588      5,903
                                                                                            -------------  -------------

Interest expense:
  Deposits                                                                                         1,612      1,403
  Federal funds purchased and U.S. Treasury demand note                                               14          8
  Other borrowings                                                                                    14         15
                                                                                            -------------  -------------
      Total interest expense                                                                       1,640      1,426
                                                                                            -------------  -------------
        Net interest income                                                                        4,948      4,477

Provision for loan and lease losses                                                                  100        590
                                                                                            -------------  -------------
Net interest income after provision
  for loan and lease losses                                                                        4,848      3,887
                                                                                            -------------  -------------
Noninterest income                                                                                 1,354      1,987

Noninterest expense                                                                                4,457      4,212
                                                                                            -------------  -------------
Income before income taxes                                                                         1,745      1,662
Provision for income taxes                                                                           712        662
                                                                                            -------------  -------------
Net income                                                                                        $1,033     $1,000
                                                                                            -------------  -------------
                                                                                            -------------  -------------
Earnings per share:
  Basic                                                                                           $ 0.21     $ 0.21
                                                                                            -------------  -------------
                                                                                            -------------  -------------
  Diluted                                                                                         $ 0.20     $ 0.20
                                                                                            -------------  -------------
                                                                                            -------------  -------------

          See accompanying notes to consolidated financial statements.

                              NORTH COUNTY BANCORP

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                            (Unaudited, in thousands)

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                    1998           1998
                                                                                -------------  -------------
Cash flows from operating activities:
  Net income                                                                     $  1,033        $ 1,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization of:
        Office property and equipment                                                 357            264
        Deferred loan fees and costs, net                                            (213)          (202)
        Investment premiums and discounts, net                                        (15)            45
        Other                                                                           8              9
    (Gain) on sale of other real estate owned                                         (24)           (77)
    Provision for loan and lease losses                                               100            590
    Decrease (increase) in interest receivable                                          2           (130)
    Increase in taxes payable                                                         598            569
    Decrease in accrued expenses                                                     (634)          (346)
    Increase in interest payable                                                      107             96
    Other, net                                                                         21            202
                                                                               -------------  -------------
         Net cash provided by operating activities                                  1,340          2,020
                                                                               -------------  -------------

Cash flows from investing activities:
  Proceeds from sales and maturities of investment securities                      19,775          3,331
  Purchase of investment securities                                               (15,601)        (3,317)
  Net increase in loans                                                            (5,377)       (11,705)
  Purchase of premises and equipment                                                 (223)          (489)
  Proceeds from sale of other real estate owned                                       330             77
                                                                               -------------  -------------
         Net cash used in investing activities                                     (1,096)       (12,103)
                                                                               -------------  -------------

Cash flows from financing activities:
  Cash payments on notes payable and capital lease obligations                         (8)            (3)
  Net increase in deposits                                                          9,244         12,232
  Net increase (decrease) in short term borrowings                                    885           (194)
                                                                               -------------  -------------
         Net cash provided by financing activities                                 10,121         12,035
                                                                               -------------  -------------

Net increase in cash and cash equivalents                                          10,365          1,952
Cash and cash equivalents at beginning of year                                     43,885         28,262
                                                                               -------------  -------------
Cash and cash equivalents at end of period                                       $ 54,250       $ 30,214
                                                                               -------------  -------------
                                                                               -------------  -------------

Disclosures:
  Total interest paid                                                           $   1,532      $   1,330
                                                                               -------------  -------------
                                                                               -------------  -------------
  Total taxes paid                                                              $      24      $      --
                                                                               -------------  -------------
                                                                               -------------  -------------
  Foreclosed real estate loans                                                  $      26      $     140
                                                                               -------------  -------------
                                                                               -------------  -------------

          See accompanying notes to consolidated financial statements.

                              NORTH COUNTY BANCORP

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (Unaudited, dollars in thousands)

                                                   Common Stock                       Accumulated Other     Total
                                              ----------------------       Retained     Comprehensive    Stockholders'
                                                Shares      Amount         Earnings         Income          Equity
                                              ----------  ----------      ----------  -----------------  -------------
Balance December 31, 1997                      4,637,290     $16,058       $ 9,137         $ (2)            $25,193

Comprehensive income:
  Unrealized holding gain on available
    for sale securities, net of tax of $20                                                   26                  26
  Net income                                                                 1,000                            1,000
                                                                                                         -------------
    Total comprehensive income                                                                                1,026
                                              ----------  ----------      ----------  -----------------  -------------
Balance March 31, 1998                         4,637,290      16,058         10,137          24              26,219
Five percent stock dividend including
   cash for fractional shares                    231,616       3,069        (3,072)                              (3)

Comprehensive income:
  Unrealized holding gain on available
    for sale securities, net of tax of $13                                                   15                  15
  Net income                                                                 3,769                            3,769
                                                                                                         -------------
    Total comprehensive income                                                                                3,784
                                              ----------  ----------      ----------  -----------------  -------------

Balance December 31, 1998                      4,868,906      19,127        10,834           39              30,000

Exercise of stock options                        13,799           41                                              41

Comprehensive income:
  Unrealized holding gain on available
    for sale securities, net of tax of $18                                                  (21)                (21)
  Net income                                                                 1,033                            1,033
                                                                                                         -------------
    Total comprehensive income                                                                                1,012
                                              ----------  ----------      ----------  -----------------  -------------

Balance March 31, 1999                         4,882,705     $19,168       $11,867         $18              $31,053
                                              ----------  ----------      ----------  -----------------  -------------
                                              ----------  ----------      ----------  -----------------  -------------


          See accompanying notes to consolidated financial statements.

                              NORTH COUNTY BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company's Annual Report on Form 10K for the year ended December 31, 1998.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three months ended March 31, 1999 and 1998, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of common stock and common stock equivalent shares outstanding adjusted retroactively for stock dividends. Basic earnings per share (EPS) represents net income divided by the weighted average common shares outstanding during the period. The weighted average number of shares outstanding for basic EPS was 4,874,579 and 4,868,906 for the three months ended March 31, 1999 and 1998, respectively. Diluted EPS gives effect to all potential issuances of common stock that would have caused basic EPS to be lower as if the issuance had already occurred. The calculation of diluted EPS for the three months ended March 31, 1999 and 1998, assumes the issuance of 227,132 and 183,820 shares of common stock, respectively, upon the conversion of stock options. The weighted average number of shares outstanding for diluted EPS was 5,101,711 and 5,052,726 for the three months ended March 31, 1999 and 1998, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

North County Bancorp (the "Company") has one wholly owned subsidiary, North County Bank (the "Bank"). North County Bank's operations are the only significant operations of the Company. The accompanying financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                              RESULTS OF OPERATIONS

SUMMARY

A comparison of the first quarter results for the three months ended March 31, 1999 and 1998 reflects net income growth of 3% in 1999, amounting to $1,033,000 compared to $1,000,000 in 1998. The increase in earnings is attributable to a number of factors, primarily a decrease of $490,000 or 83% in the provision for loan and lease losses and an increase in net interest income of $471,000 or 11% to $5.0 million for the first quarter of 1999 from $4.5 million for the first quarter of last year. These additions to earnings were partially offset by a decrease in noninterest income of $633,000 or 6% and an increase in noninterest expense of $245,000 or 6%. The 1999 results produced return on average assets and average stockholders' equity of 1.21% and 13.49%, respectively, compared to 1.41% and 15.46%, respectively, for the same 1998 period. Basic and diluted earnings per share measured $0.21 and $0.20, respectively, for the first three months of both 1999 and 1998. The 1998 earnings per share calculations have been restated to reflect a 5% stock dividend paid on March 10, 1999.

NET INTEREST INCOME

Net interest income, the principal source of income for the Company, is interest and fees earned on loans and investments less the interest paid on deposits and borrowings. Primary factors affecting the level of net interest income include increases or decreases in the average balances (volume) of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on these assets and liabilities, the Company's ability to manage its earning asset portfolio and the availability of particular sources of funds. The changes in net interest income between the quarters ended March 31, 1999 and 1998 are analyzed in Table One. An analysis of the Company's taxable-equivalent net interest income and average balance sheet levels for the two quarters is presented in Table Two. Interest income and yields in the following discussion are on a tax-equivalent basis.

Net interest income for the three months ended March 31, 1999 compared to 1998 increased $468,000 or 10% to $5.0 million from $4.5 million. The increase was the result of growth in earning assets and deposit pricing management efforts. Average earning assets grew $51.2 million or 20% to $301.3 million at an average yield of 8.89% from $250.1 million at a yield of 9.60% last year. The growth in earning assets was led by loans which increased $23.2 million or 11% to $235.6 million for the first quarter of 1999 from $212.4 million for the same 1998 period. Interest income on earning assets increased $682,000 or 12% to $6.6 million compared to $5.9 million. Interest and fees on loans increased $371,000 or 7% to $5.7 million in 1999 from $5.4 million for the same prior year period. The effect on interest income of the increase in loan volume was partially countered by a decrease in the average yield on loans to 9.87% from 10.24% primarily due to the decline in the prime lending rate during the last half of 1998. Deposit growth continued to outpace loan growth in 1999 constraining the net yield on earning assets as excess funds were invested in lower yielding short-term investments and Fed funds. Average investment securities and Fed funds sold increased over the first quarter of 1998 by $11.6 million and $16.3 million, respectively, and contributed $132,000 and $177,000, respectively, to the increase in interest income. The net interest margin (net interest income as a percentage of average interest-earning assets) was 6.68% and 7.29% for the three months ended March 31, 1999 and 1998, respectively.

Interest expense increased approximately 15% or $214,000 for the first three months of 1999 compared to the same period in 1998 primarily due to an increase of $209,000 in interest paid on deposits. Average interest-bearing deposits for the first quarter of 1999 increased
$40.0 million or 24% to $207.6 million at an average rate paid of 3.15% compared to $167.6 million at an average rate of 3.40% for the same prior year period. Time deposits averaged $79.3 million at an average rate paid of 4.74% in 1999 compared to $49.7 million at an average rate paid of 5.03% for the first quarter of 1998. The decrease in rates paid on deposits is attributable to government easing of short term interest rates and the Company generally lowering interest rates to limit time deposit growth as well as lower the related interest expense. Time deposit interest expense increased $312,000 to $927,000 in 1999 from $615,000 last year. During this same period the average rate paid on savings accounts (including money market accounts) decreased to 2.68% on average balances of $84.2 million in 1999 from an average rate of 3.38% on balances of $79.1 million last year. Interest expense related to savings deposits decreased $102,000 to $557,000 in 1999 compared to $659,000 for the same period last year. The average rates paid on total interest-bearing liabilities were 3.18% and 3.43% for the first three months of 1999 and 1998, respectively.

TABLE ONE - CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

This table sets forth information regarding changes in net interest income on a fully taxable-equivalent basis for the first quarter ended March 31, 1999 and 1998. The changes for each major category of interest income and interest expense are divided between the portion of change attributable to the variance in average balances (volume) or average rates for that category. The amount of change that cannot be separated is allocated to each variance proportionately. Nonaccrual loans are included in average balances for these computations.

                                                            1999 vs. 1998
                                                -----------------------------------
                                                         Increase (Decrease)
                                                          Due to Changes in
                                                -----------------------------------
                                                 Volume       Rate          Total
                                                ---------  ----------  ------------
Earning assets -- Interest income:
  Loans                                          $570        $(199)        $ 371
  Investment securities:
    Taxable                                       157          (33)          124
    Non-taxable                                     8          --              8
  Federal funds sold                              192          (15)          177
  Interest-bearing deposits                         2           --             2
                                                ---------  ----------  ------------
    Total                                         929         (247)          682
                                                ---------  ----------  ------------

Deposits and borrowed funds -- Interest expense:
  Interest-bearing demand deposits                 16          (17)          (1)
  Savings deposits                                 40         (142)         (102)
  Time deposits                                   348          (36)          312
  Other short term borrowings                       6           --             6
  Capital lease                                    (1)          --            (1)
                                                ---------  ----------  ------------
    Total                                         409         (195)          214
                                                ---------  ----------  ------------

Change in net interest income                    $520         $ (52)       $ 468
                                                ---------  ----------  ------------
                                                ---------  ----------  ------------

TABLE TWO - ANALYSIS OF TAXABLE-EQUIVALENT NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

This table presents an analysis of net interest income and average balance sheet levels for the first three months of 1999 and 1998. Tax-exempt income is presented on a tax-equivalent basis assuming a 34% federal tax rate.


                                                               THREE MONTHS ENDED MARCH 31,
                                        ------------------------------------------------------------------------
                                                         1999                                1998
                                        ------------------------------------------------------------------------
                                                       INTEREST       AVERAGE                 INTEREST   AVERAGE
                                        AVERAGE        INCOME/          RATE/     AVERAGE     INCOME/    RATE/
                                        BALANCE        EXPENSE          YIELD     BALANCE     EXPENSE    YIELD
                                        ---------     ----------      --------  ----------  ---------  ---------
ASSETS
------
Interest-earning assets:
   Loans (1) ...........................   $ 235,630     $   5,735         9.87%   $ 212,411   $   5,364      10.24%
   Taxable investment securities (2) ...      38,111           534         5.68       27,071         410       6.14
   Tax-exempt investment securities (2)        3,418            50         5.96        2,845          42       5.99
   Interest-bearing deposits ...........         166             2         5.11           --          --         --
   Federal funds sold ..................      23,993           282         4.77        7,741         105       5.49
                                           ---------     ---------     --------    ---------   ---------   --------
   Total earning assets ................     301,318         6,603         8.89      250,068       5,921       9.60
                                           ---------     ---------     --------    ---------   ---------   --------

Noninterest-earning assets:
   Cash and due from banks .............      26,267                                  21,741
   Premises and equipment, net .........       9,965                                   8,689
   Other assets (3) ....................       6,266                                   7,024
                                           ---------                               ---------
   Total noninterest-earning assets ....      42,498                                  37,454
                                           ---------                               ---------
Less allowance for loan
   and lease losses ....................       3,630                                   3,242
                                           ---------                               ---------
   Total assets ........................   $ 340,186                               $ 284,280
                                           ---------                               ---------
                                           ---------                               ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Deposits:
     Interest-bearing demand ...........   $  44,121           128         1.18    $  38,882         129       1.34
     Savings ...........................      84,189           557         2.68       79,075         659       3.38
     Time ..............................      79,304           927         4.74       49,677         615       5.03
   Other short term borrowings .........       1,361            14         4.11          823           8       3.98
   Capital lease .......................         381            14        14.63          413          15      14.52
                                           ---------      --------    ---------    ---------    --------     ------
   Total interest-bearing liabilities...     209,356         1,640         3.18      168,870       1,426       3.43
                                                          --------    ---------                 --------     ------

Noninterest-bearing liabilities:
   Demand deposits .....................      97,900                                  86,917
   Other liabilities ...................       2,305                                   2,605
                                           ---------                               ---------
   Total liabilities ...................     309,561                                 258,392

Stockholders' equity ...................      30,625                                  25,888
                                           ---------                               ---------
   Total liabilities and
     stockholders' equity ..............   $ 340,186                               $ 284,280
                                           ---------                               ---------
                                           ---------                               ---------

Net interest income
   (tax equivalent basis) ...........                     4,963                                 4,495
Reversal of tax equivalent adjustment                       (15)                                  (18)
                                                      ---------                             ---------
Net interest income .................                 $   4,948                             $   4,477
                                                      ---------                             ---------
                                                      ---------                             ---------
Net interest spread (4) .............                                   5.71%                               6.18%
                                                                      -------                              ------
                                                                      -------                              ------
Net interest margin (5) .............                                   6.68%                               7.29%
                                                                      -------                              ------
                                                                      -------                              ------

-----------------------
(1) Nonaccrual loans are included in the daily average loan amounts outstanding.

(2) The average balance sheet amounts and yields on available for sale debt securities are based on the average of historical amortized cost balances.

(3) Includes average balances of real estate owned other than Company and Bank premises during 1999 and 1998 of $365,000 and $1.1 million, respectively.

(4) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5) Represents net interest income as a percentage of average interest-earning assets.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three months ended March 31, 1999 was $100,000 compared to $590,000 for the comparable 1998 period. The amount of the provision reflects management's judgement as to the adequacy of the reserve for loan and lease losses and is generally determined by the periodic review of the loan portfolio, the Company's loan loss experience, and current and expected economic conditions. Improvement in the credit quality of the Company's loan portfolio at the end of the first quarter of 1999 compared to the same quarter of last year is evidenced by a reduction in the amounts provided for losses, particularly as related to the Title I loan portfolio. The provision for loan and lease losses during the first quarter of 1998 reflected a provision of $340,000 compared to $0 in 1999 to supplement the Company's Title I HUD reserve due to potential losses in the Title I portfolio at that time. As presented in Table Three, net charge offs decreased to $72,000 in 1999 from $530,000 for the first three months of 1998. The annualized ratio of net charge offs to average loans was 0.12% at March 31, 1999 compared to 1.00% at March 31, 1998. The allowance for loan and lease losses represented 1.49% and 1.50% of total gross loans at March 31, 1999 and March 31, 1998, respectively.

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

TABLE THREE - ALLOWANCE AND PROVISION FOR LOAN AND LEASE LOSSES
(DOLLARS IN THOUSANDS)

This table summarizes loan balances at the end of each period and daily averages during the period, changes in the allowance for loan and lease losses arising from loan charge-offs and recoveries, additions to the allowance which have been charged to operating expense, and certain ratios relating to the allowance for loan losses.

                                                       Three Months Ended March 31,
                                                       ---------------------------
                                                           1999          1998
                                                        ---------      ---------
BALANCES:
    Average loans during the period ................     $235,630      $212,411
    Loans at the end of period .....................      243,193       222,228

ALLOWANCE FOR LOAN AND LEASE LOSSES:
    Balance at beginning of period .................        3,592         3,268
    Actual charge-offs:
       Commercial loans ............................           47           109
       Installment and consumer loans ..............           73           450
                                                         --------      --------
         Total .....................................          120           559
    Recoveries on loans previously charged off:
       Commercial loans ............................           11             4
       Installment and consumer loans ..............           37            25
                                                         --------      --------
         Total .....................................           48            29

    Net loan charge-offs to average loans ..........           72           530
    Provision for loan and lease losses ............          100           590
                                                         --------      --------
    Balance at end of period .......................     $  3,620      $  3,328
                                                         ========      ========

RATIOS:
    Annualized net loan charge-offs to average loans         0.12%         1.00%
    Allowance for loan and lease losses to
       loans at end of period ......................         1.49%         1.50%


NONINTEREST INCOME

Noninterest income for the first three months of 1999 decreased approximately 32% or $633,000 due mainly to a decrease of $600,000 in gains on the sale of loans. Title I and equity loans sold totaled $1.6 million for gains of $62,000 in 1999 compared to $10.8 million sold in the first quarter of 1998 for total gains of $358,000. The secondary market demand for these loans decelerated in the last half of 1998 and the first quarter of 1999, and consequently the Company's sales volume has declined. SBA loan sales totaled $212,000 for gains of $8,000 during 1999 compared to $1.9 million in loan sales for gains of $250,000 in the first quarter of 1998. Management's decision on whether or not to sell these loans depends upon, among other factors, loan demand, premium levels and prepayment risk. While Managements does not anticipate the sale of a significant amount of these loans in 1999, some sales are likely.

NONINTEREST EXPENSE

Noninterest expense increased $245,000 or 6% for the first three months of 1999 compared to 1998. This category consists of salaries and employee benefits which increased $94,000 to $2.6 million, occupancy expense which increased $185,000 to $976,000, telephone expense which increased $59,000 to $173,000, and advertising and other public relations which increased $5,000 to $171,000. Decreases in noninterest expense stemmed from branch operational losses which decreased $77,000 to $4,000 and professional services which decreased $28,000 to $60,000. The Company currently plans the opening of a new full service branch in Vista, California and the construction of a new facility for its Murrieta branch in the second half of 1999, and expects to open one or more additional SBA loan production offices in 1999.

IMPACT OF YEAR 2000

Noninterest expense includes the cost of projects to ensure accurate date recognition and data processing with respect to the century date change (commonly referred to as "Y2K"). The Y2K issue confronting the Company, its suppliers, customers, customer's suppliers and competitors centers on the potential inability of computer systems to recognize the year 2000. Some computer systems in use today were designed and developed when computer memory was limited and expensive on early mainframes. As a consequence many programs used only two digits for the year in the date field to conserve memory. As a result, these computer applications could fail completely or create erroneous results by the year 2000 unless corrective measures are taken. To the extent that the problem is not successfully addressed, consequences, the extent of which are unknown, could impact the Company's business, operations, customers and vendors.

According to its Year 2000 Project Plan, the Company will complete all required testing before June 30, 1999. As of March 31, 1999, the Company had identified critical systems and processes and had completed the testing, validation and remediation of substantially all its critical systems. The Company is also assessing the potential impact of this problem on its suppliers. Vendors upon whom there is significant reliance have been identified and inquiries made regarding their year 2000 readiness plans and status. Appropriate measures to minimize risk will be undertaken with those that appear to pose a significant risk. Replacements may be effected where necessary. However, where no viable alternative for some suppliers, such as power distribution and local telephone companies exist contingency plans are being formulated. As with all financial institutions, a high degree of reliance is placed on the systems of other institutions, including government agencies, to settle transactions. Principal settlement methods associated with major payment systems will be tested as part of their integration with the Company's processing system.

The Company is also assessing the potential impact of this problem on its customers. Borrowers, funding sources and large depositors with a significant financial relationship with the Company are being reviewed to assess their Y2K readiness preparation and the risk potential to the Company. Borrowing relationships with credit commitments of $750,000 or more are assigned one of three risk levels based on their level of preparation: low, medium or high. Borrowers in the high risk category will be reassessed quarterly, while borrowers in the medium risk category will be reassessed semiannually. The risk mitigation plan has been incorporated into the normal credit review process. To mitigate the potential loss of large deposits, the Company has reviewed and increased its secondary sources of liquidity.

The Company is developing business resumption contingency plans specific to the year 2000 that address the actions that would be taken if critical business functions cannot be carried out in the normal manner upon entering the next century due to system or supplier failure. These plans include but are not limited to manual processing of information for critical information technology systems and having increased cash on hand.

The related costs of the Year 2000 Project are expensed as incurred and primarily included in professional services, equipment repairs (a component of occupancy expense) and salary expense. Y2K expenses incurred to date through the end of the first quarter of 1999 approximate $250,000 and the total cost of the project is estimated to be a1pproximately $360,000. The Company does not believe that the costs of addressing this problem will have a material effect on the results of its operations.

                               FINANCIAL CONDITION

Total assets of the Company increased $11.3 million or 3% to $348.7 million at March 31, 1999, from $337.4 million at December 31, 1998. During the same period loans increased 2%, Fed funds sold and investments in total increased 10%, deposits increased 3% and stockholder's equity increased 4%. As deposit growth continued to outpace loan growth, excess funds were directed into short term investments, primarily Fed funds sold which increased $10.0 million or 59% to $27.0 million at the end of the first quarter of 1999 and represented 8% of total assets compared to 5% at the end of 1998. Gross loans and leases, the Company's primary use of funds, increased $5.5 million to $243.2 million and 70% of total assets compared to $237.7 million and 70% of year end total assets. Encouraged by the expansion of the local real estate markets, loan growth, was centered in commercial and commercial real estate loans which increased approximately 9% or $11.3 million and 3% or $1.8 million, respectively. SBA loans accounted for $8.7 million of the commercial loan growth. These increases were partially offset by installment and consumer loans which decreased 3% or $1.0 million and real estate construction loans which decreased 30% or $6.1 million. The Company continues to experience poor demand for consumer financing primarily due to increased competition from non-bank lenders as well as other financial institutions in its market area. The largest change in the loan portfolio mix was in commercial loans which increased to 57% from 54% and real estate construction loans which decreased to 6% from 8% of total loans. The investment portfolio decreased $4.1 million or 9% to $39.7 in 1999 from $43.8 million at the end of 1998 primarily due to the maturity of short term government agencies. Other real estate owned decreased $280,000 to $94,000 during the first three months of 1999 from $374,000 due to the sale of two properties carried at $306,000 and the addition of one property carried at $26,000.

TABLE FOUR - LOAN DISTRIBUTION
(DOLLARS IN THOUSANDS)

The following table sets forth the amount of total loans outstanding in each category and the percentage of total loans of each category at the dates indicated.

                                                                            March 31, 1999             December 31, 1998
                                                                       ------------------------    ------------------------
                                                                       Balance          Percent    Balance          Percent
                                                                       --------         -------    --------         -------
Commercial loans .................................................     $139,637            57%     $128,298            54%
Commercial real estate loans .....................................       53,313            22        51,520            22
Installment and consumer loans ...................................       33,131            14        34,171            14
Real estate construction loans ...................................       13,819             6        19,881             8
All other loans ..................................................        3,293             1         3,832             2
                                                                       --------         -------    --------         -------
    Total gross loans ............................................      243,193           100       237,702           100
                                                                                        -------                     -------
                                                                                        -------                     -------
Less: Allowance for loan and lease losses ........................        3,620                       3,592
                                                                       --------                    --------
    Total net loans ..............................................     $239,573                    $234,110
                                                                       --------                    --------
                                                                       --------                    --------

Total deposits at March 31, 1999 increased $9.2 million or 3% to $312.3 million from $303.1 million at December 31, 1998. As shown in Table Five, the growth in deposits was predominately in interest-bearing accounts which increased $8.8 million or 4%. Demand deposits increased slightly by $399,000 to $100.9 million in 1999 from $100.5 million at the end of the 1998. Within the interest-bearing category, interest-bearing demand accounts grew approximately 6% or $2.5 million to $45.3 million, savings accounts (including money market accounts) increased 13% or $10.3 million to $90.0 million and time deposits decreased 5% or $3.9 million to $76.1 million. The decrease in time deposits is a result of Management's efforts to reduce interest expense by lowering the rates paid on time deposits which is expected to continue in 1999. The most notable shift in deposit mix was in savings accounts which increased to 29% of total deposits during the first quarter of 1999 from 26% and in time deposits which decreased to 24% of total deposits from 27% at year end.

TABLE FIVE - DEPOSIT DISTRIBUTION
(DOLLARS IN THOUSANDS)

The following table sets forth the amount of total loans outstanding in each category and the percentage of total loans of each category at the dates indicated.

                                                                       March 31, 1999        December 31, 1998
                                                                     -------------------    -------------------
                                                                     Balance     Percent    Balance     Percent
                                                                     --------    -------    -------     -------
Noninterest-bearing demand deposits ..............................   $100,864       32%    $100,465        33%
Interest-bearing demand deposits .................................     45,282       15       42,824        14
Savings deposits .................................................     90,011       29       79,684        26
Time deposits of $100,000 or more ................................     19,124        6       20,867         7
Other time deposits ..............................................     57,022       18       59,219        20
                                                                     --------   --------   --------    --------
    Total deposits ...............................................   $312,303      100     $303,059       100
                                                                     --------   --------   --------    --------
                                                                     --------   --------   --------    --------

NONPERFORMING ASSETS

TABLE SIX - NONPERFORMING ASSETS
(DOLLARS IN THOUSANDS)

The following table provides information with respect to the components of the Company's nonperforming assets at March 31, 1999 and December 31, 1998.

                                                            March 31,  December 31,
                                                               1999      1998
                                                           ----------  ------------
Loans 90 days or more past due and still accruing:

  Commercial                                                 $  192       $   --
                                                             ------       ------
Nonaccrual loans:
  Residential real estate                                       127          130
  Commercial                                                    222          387
  Installment and consumer                                      393          271
                                                             ------       ------
   Total                                                        742          788
                                                             ------       ------
   Total nonperforming loans                                    934          788
                                                             ------       ------

Other real estate owned                                          94          374
                                                             ------       ------
  Total nonperforming assets                                 $1,028       $1,162
                                                             ------       ------
                                                             ------       ------
Nonperforming loans to total gross loans                       0.38%        0.33%
                                                             ------       ------
                                                             ------       ------
Nonperforming assets to total gross loans
   plus other real estate owned                                0.42%        0.49%
                                                             ------       ------
                                                             ------       ------

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

The Bank's recorded investments in impaired loans at March 31, 1999 and December 31, 1998, were $749,000 and $954,000, respectively. The recorded investments are stated net of reserves for loan losses of $32,000 and $48,000, respectively. The average recorded investments in impaired loans during 1999 and 1998 were $873,000 and $1,654,000, respectively.

                           ASSET/LIABILITY MANAGEMENT

LIQUIDITY

The liquidity of a banking institution reflects its ability to provide funds to meet customer credit needs, to accommodate possible outflows in deposits, to provide funds for day-to-day operations, and to take advantage of interest rate market opportunities. Asset liquidity is provided by cash, certificates of deposit with other financial institutions, Federal funds sold, investment maturities and sales and loan maturities, repayments and sales. Liquid assets (consisting of cash, Federal funds sold and investment securities) comprised 26.9% and 26.0% of the Company's total assets at March 31, 1999 and December 31, 1998, respectively. Liquidity management also includes the management of unfunded commitments to make loans and undisbursed amounts under lines of credit. At March 31, 1999, these commitments totaled $53.7 million in commercial loans, $1.4 million in letters of credit, $11.9 million in real estate construction loans, and $11.7 million in consumer and installment loans.

In addition to loan and investment sales and deposit growth, the Bank has several secondary sources of liquidity. Many of the Bank's real estate construction loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, the Bank has unsecured lines of credit in the amount of $17.0 million for the purchase of Federal funds with other financial institutions and may borrow funds at the Federal Home Loan Bank and the Federal Reserve discount window, subject to the Bank's ability to supply collateral.

INTEREST RATE SENSITIVITY MANAGEMENT

Asset/Liability Management involves minimizing the impact of interest rate changes on the Company's earnings through the management of the amount, composition and repricing periods of rate sensitive assets and rate sensitive liabilities. Emphasis is placed on maintaining a rate sensitivity position within the Company's policy guidelines to avoid wide swings in spreads and to minimize risk due to changes in interest rates. At March 31, 1999 approximately 64% of the Company's interest earning assets have interest rates which are tied to the Bank's base lending rate or mature in one year or less. In order to match the rate sensitivity of its assets, the Company's policy is to offer a large number of variable rate deposit products and limit the level of large dollar time deposits with maturities of one year or longer. In addition to managing its asset/liability position, the Company has taken steps to mitigate the impact of changing interest rates by generating non-interest income through service charges, offering products which are not interest rate sensitive, such as escrow services and insurance products, and through the servicing of mortgage loans.

TABLE SEVEN - INTEREST RATE SENSITIVITY GAP
(DOLLARS IN THOUSANDS)

This table sets forth the rate-sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 1999, the interest rate-sensitivity gap (interest rate-sensitive assets less interest rate-sensitive liabilities), cumulative interest rate-sensitivity gap, the Company's interest rate-sensitivity gap ratio (interest rate-sensitive assets divided by interest rate-sensitive liabilities) and the Company's cumulative interest rate-sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. Nonaccrual loans of $742,000 are excluded from the presentation.

                                         AFTER THREE   AFTER SIX   AFTER ONE
                                 WITHIN   MONTHS BUT   MONTHS BUT   YEAR BUT     AFTER
                                  THREE   WITHIN SIX   WITHIN ONE    WITHIN      FIVE
                                 MONTHS     MONTHS       YEAR       FIVE YEARS   YEARS     TOTAL
                                -------- -----------   ----------  -----------  -------   ------
INTEREST-EARNINGS ASSETS:
  Loans .....................   $136,203   $  5,265    $ 10,649    $ 60,175   $ 30,159   $242,451
  Investment securities .....      7,871      2,500       7,400      14,823      7,069     39,663
  Interest-bearing deposits .         --        998          --          --         --        998
  Federal funds sold ........     27,000         --          --          --         --     27,000
                                --------   --------    --------    --------   --------   --------
    Total ...................    171,074      8,763      18,049      74,998     37,228    310,112

INTEREST-BEARING LIABILITIES:
  Interest-bearing demand
    deposits ................     45,282         --          --          --         --     45,282
  Savings deposits ..........     90,011         --          --          --         --     90,011
  Time deposits .............     30,065     18,194      16,838      11,040          9     76,146
  Borrowed funds ............      2,436         --          --          --        378      2,814
                                --------   --------    --------    --------   --------   --------
    Total ...................    167,794     18,194      16,838      11,040        387    214,253

Interest rate-sensitivity gap      3,280     (9,431)      1,211      63,958     36,841   $ 95,859
Cumulative interest rate
  sensitivity gap ...........   $  3,280   $ (6,151)   $ (4,940)   $ 59,018   $ 95,859
Interest rate-sensitivity
  gap ratio .................       1.02x       .48x       1.07x       6.79x     96.20x      1.45x
Cumulative interest rate
  sensitivity gap ratio .....       1.02x       .97x        .98x       1.28x      1.45x

As of March 31, 1999, the Company was liability-sensitive at one year and asset-sensitive beyond one year. Liability sensitive means that rate-sensitive liabilities exceed rate-sensitive assets. This position will generally result in enhanced earnings in a falling interest rate environment and declining earnings in a rising interest rate environment. Asset sensitive means that rate-sensitive assets exceed rate-sensitive liabilities. This position will generally result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because a larger volume of assets than liabilities will reprice. However, this does not necessarily indicate the impact of general interest rate movements on the Company's net interest yield, because the repricing of various categories of assets and liabilities is discretionary and is subject to competition and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may in fact price at different times and at different rate levels. Management attempts to mitigate the impact of changing interest rates in several ways, one of which is to manage its interest rate- sensitivity gap. The use of a base lending rate by the Company for the majority of its floating rate loans also allows the Company more flexibility than the use of a national prime rate in matching changes to the yield on floating rate loans to changes in its funding costs.

                                CAPITAL RESOURCES

Stockholders' equity increased 4% to $31.1 million at March 31, 1999 from $30.0 million at December 31, 1998. The increase in equity consists of net income of $1,033,000, an increase of $41,000 from the exercise of stock options, partly offset by a decrease in net unrealized gains on available for sale securities of $21,000.

The following table provides information with respect to the Company's and the Bank's regulatory capital ratios and regulatory minimum requirements:

TABLE EIGHT - CAPITAL RATIOS

                                                                                          Minimum
                                                      March 31,         December 31,      Required
                                                         1999              1998            Ratios
                                                      ---------         -----------       --------
NORTH COUNTY BANCORP
 Risk-based capital
   Tier 1                                               11.69%            11.68%             4.00%
   Total                                                12.94%            12.93%             8.00%
 Tier 1 leverage capital                                 9.05%             8.80%             4.00%

NORTH COUNTY BANK
  Risk-based capital
    Tier 1                                              11.56%            11.58%             4.00%
    Total                                               12.81%            12.83%             8.00%
 Tier 1 leverage capital                                 8.96%             8.72%             4.00%

Management anticipates capital expenditures of approximately $2.4 million primarily related to construction of a new facility for its existing Murrieta branch scheduled to open in the fourth quarter of 1999, and the opening of a full service branch office located at Palomar Airport Road and Business Park Drive in the City of Vista, California. This office, which will be a leased facility, is scheduled to open in the third quarter of 1999.

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

NORTH COUNTY BANCORP

(Registrant)



  /s/ MICHAEL J. GILLIGAN                         Date: May 10, 1999
-----------------------------------------               ------------
Michael J. Gilligan
Vice President & Chief Financial Officer