Form 10-Q
period 1999-06-30
NORTH COUNTY BANCORP
filed 1999-08-13
CIK 357262

                     U.S. SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (Mark One)

         __X__ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended____June 30, 1999____


         _____TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________to_______
                         Commission file number    0-10627
                                               ---------------


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

    444 S. Escondido Blvd., P.O. Box 462990, Escondido, California 92025
--------------------------------------------------------------------------------
          (Address of principal executive offices)              (Zip Code)

 Registrant's telephone number, including area code    (760)743-2200
                                                    ------------------

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

                               Yes__X__     No


As of July 29, 1999 the Registrant had 4,925,185 shares of no par value common stock issued and outstanding.

                             NORTH COUNTY BANCORP


                                                                                              PAGE
                                                                                              ----
Part I  FINANCIAL INFORMATION


  Item 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheet -
                  June 30, 1999 and December 31, 1998                                          2

           Consolidated Statement of Income -
                  Three Months Ended and Six Months Ended
                  June 30, 1999 and 1998                                                       3

           Consolidated Statement of Cash Flows -
                  Six Months Ended June 30, 1999 and 1998                                      4

           Consolidated Statement of Stockholders' Equity
                  Six Months Ended June 30, 1999 and 1998                                      5

           Notes to Consolidated Financial Statements                                          6


  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                       7



Part II  OTHER INFORMATION


  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                   19


                             NORTH COUNTY BANCORP

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEET
                                (In thousands)


                                                                                      June 30,                     December 31,
                                                                                        1999                            1998
                                                                                   --------------                 --------------
                                                                                     (Unaudited)
                  ASSETS

                  Cash and cash equivalents:
                    Cash and due from banks                                         $      28,052                    $    26,885
                    Federal funds sold                                                     18,090                         17,000
                                                                                   --------------                 --------------
                                                                                           46,142                         43,885
                  Investment securities:
                    Available for sale                                                     18,499                         17,193
                    Held to maturity                                                       18,570                         26,628

                  Loans                                                                   253,979                        237,702
                    Less: Allowance for loan and lease losses                               3,563                          3,592
                                                                                   --------------                 --------------
                                                                                          250,416                        234,110

                  Other real estate owned                                                      94                            374
                  Premises and equipment, net                                               9,802                         10,013
                  Accrued interest receivable and other assets                              5,480                          5,210
                                                                                   --------------                 --------------
                                                                                    $     349,003                  $     337,413
                                                                                   --------------                 --------------
                                                                                   --------------                 --------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                  Deposits:
                    Noninterest-bearing                                             $     101,929                  $     100,465
                    Interest-bearing                                                      210,657                        202,594
                                                                                   --------------                 --------------
                                                                                          312,586                        303,059

                  Accrued expenses and other liabilities                                    2,059                          2,416
                  Federal funds purchased and U.S. Treasury demand note                     1,816                          1,551
                  Capital lease obligation                                                    370                            387
                                                                                   --------------                 --------------
                    Total liabilities                                                     316,831                        307,413
                                                                                   --------------                 --------------

                  Stockholders' equity:
                    Common stock, no par value, authorized
                       10,000,000 shares; outstanding shares
                       4,917,798 in 1999 and 4,868,906 in 1998                             19,275                         19,127
                    Retained earnings                                                      12,986                         10,834
                    Accumulated other comprehensive income                                    (89)                            39
                                                                                   --------------                 --------------
                       Total stockholders' equity                                          32,172                         30,000
                                                                                   --------------                 --------------
                                                                                    $     349,003                  $     337,413
                                                                                   --------------                 --------------
                                                                                   --------------                 --------------


         See accompanying notes to consolidated financial statements.

                             NORTH COUNTY BANCORP
                        CONSOLIDATED STATEMENT OF INCOME
                (Unaudited, in thousands except per share data)


                                                               THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                             -------------------------------        -----------------------------
                                                                1998                 1998              1998               1998
                                                             ----------           ----------        ----------         ----------
Interest income:
   Interest and fees on loans                                 $   5,806            $   5,827         $  11,540          $  11,185
   Investment securities                                            560                  408             1,130                848
   Federal funds sold                                               225                  107               507                212
   Deposits with other financial institutions                        14                    -                16                  -
                                                             ----------           ----------        ----------         ----------
     Total interest income                                        6,605                6,342            13,193             12,245
                                                             ----------           ----------        ----------         ----------

Interest expense:
   Deposits                                                       1,509                1,470             3,121              2,873
   Federal funds purchased and U.S. Treasury demand note             10                   12                24                 20
   Long term debt                                                    12                   14                26                 29
                                                             ----------           ----------        ----------         ----------
     Total interest expense                                       1,531                1,496             3,171              2,922
                                                             ----------           ----------        ----------         ----------

           Net interest income                                    5,074                4,846            10,022              9,323
Provision for loan losses                                           100                  450               200              1,040
                                                             ----------           ----------        ----------         ----------
Net interest income after provision for loan losses               4,974                4,396             9,822              8,283

Other income                                                      1,536                1,755             2,890              3,742
Other expense                                                     4,596                4,207             9,053              8,419
                                                             ----------           ----------        ----------         ----------

Income before income taxes                                        1,914                1,944             3,659              3,606
Provision for income taxes                                          795                  805             1,507              1,467
                                                             ----------           ----------        ----------         ----------
Net income                                                    $   1,119            $   1,139         $   2,152          $   2,139
                                                             ----------           ----------        ----------         ----------
                                                             ----------           ----------        ----------         ----------
Basic earnings per share                                      $    0.23            $    0.23         $    0.44          $    0.44
                                                             ----------           ----------        ----------         ----------
                                                             ----------           ----------        ----------         ----------
Diluted earnings per share                                    $    0.22            $    0.23         $    0.42          $    0.42
                                                             ----------           ----------        ----------         ----------
                                                             ----------           ----------        ----------         ----------

Average common shares outstanding                             4,887,620            4,868,906         4,881,135          4,868,906
                                                             ----------           ----------        ----------         ----------
                                                             ----------           ----------        ----------         ----------
Diluted average common shares outstanding                     5,078,086            5,057,825         5,075,762          5,058,654
                                                             ----------           ----------        ----------         ----------
                                                             ----------           ----------        ----------         ----------


         See accompanying notes to consolidated financial statements.

                             NORTH COUNTY BANCORP
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited, in thousands)


                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                         --------------------------
                                                                                            1999            1998
                                                                                         ----------      ----------
         Cash flows from operating activities:
           Net income                                                                     $   2,152       $   2,139
           Adjustments to reconcile net income to net
             cash provided by operating activities:
               Depreciation and amortization of:
                 Office property and equipment                                                  717             541
                 Deferred loan fees and costs, net                                             (349)           (385)
                 Investment premiums and discounts, net                                          (6)            108
                 Other                                                                           16              18
             Gain on sale of other real estate owned                                            (58)            (76)
             Provision for loan and lease losses                                                200           1,040
             Decrease (increase) in interest receivable                                          17            (147)
             (Decrease) increase in taxes payable                                              (126)             85
             Decrease in accrued expenses                                                      (493)           (261)
             Increase in interest payable                                                       136             112
             Other, net                                                                        (305)            233
                                                                                         ----------      ----------
                  Net cash provided by operating activities                                   1,901           3,407
                                                                                         ----------      ----------

         Cash flows from investing activities:
           Proceeds from sales and maturities of investment securities                       28,208           6,683
           Purchase of investment securities                                                (21,449)         (6,492)
           Net increase in loans                                                            (16,184)        (12,989)
           Purchase of premises and equipment                                                  (506)         (1,628)
           Proceeds from sale of other real estate owned                                        364             434
                                                                                         ----------      ----------
                  Net cash used in investing activities                                      (9,567)        (13,992)
                                                                                         ----------      ----------

         Cash flows from financing activities:
           Cash payments on notes payable and capital lease obligations                         (17)             (7)
           Net increase in deposits                                                           9,527          23,916
           Net increase in short term borrowings                                                265           1,007
           Cash proceeds from exercise of stock options                                         148               -
                                                                                         ----------      ----------
                  Net cash provided by financing activities                                   9,923          24,916
                                                                                         ----------      ----------

         Net increase in cash and cash equivalents                                            2,257          14,331
         Cash and cash equivalents at beginning of year                                      43,885          28,262
                                                                                         ----------      ----------
         Cash and cash equivalents at end of period                                       $  46,142       $  42,593
                                                                                         ----------      ----------
                                                                                         ----------      ----------
         Disclosures:
           Total interest paid                                                            $   3,035       $   2,810
                                                                                         ----------      ----------
                                                                                         ----------      ----------
           Total taxes paid                                                               $   1,578       $   1,293
                                                                                         ----------      ----------
                                                                                         ----------      ----------
           Foreclosed real estate loans                                                   $      26       $     140
                                                                                         ----------      ----------
                                                                                         ----------      ----------


         See accompanying notes to consolidated financial statements.

                             NORTH COUNTY BANCORP
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (Unaudited, dollars in thousands)


                                                    COMMON STOCK                     ACCUMULATED OTHER       TOTAL
                                              -----------------------      RETAINED   COMPREHENSIVE      STOCKHOLDERS'
                                                SHARES        AMOUNT       EARNINGS       INCOME             EQUITY
                                              ----------    ---------     ---------- ----------------   --------------
Balance December 31, 1997                      4,637,290     $ 16,058      $   9,137        $    (2)     $      25,193

Comprehensive income:
  Unrealized holding gain on available
    for sale securities, net of tax of $24                                                         30               30
  Net income                                                                   2,139                             2,139
                                                                                                        --------------
    Total comprehensive income                                                                                   2,169
                                              ----------    ---------     ---------- ----------------   --------------
Balance June 30, 1998                          4,637,290       16,058           11,276             28           27,362

Five percent stock dividend including
   cash for fractional shares                    231,616        3,069          (3,072)                            (3)

Comprehensive income:
  Unrealized holding gain on available
    for sale securities, net of tax of $9                                                          11               11
  Net income                                                                    2,630                            2,630
                                                                                                        --------------
    Total comprehensive income                                                                                   2,641
                                              ----------    ---------     ---------- ----------------   --------------
Balance December 31, 1998                      4,868,906       19,127          10,834              39           30,000

Exercise of stock options                         48,892          148                                              148

Comprehensive income:
  Unrealized holding loss on available
    for sale securities, net of tax of $101                                                      (128)            (128)
  Net income                                                                    2,152                            2,152
                                                                                                        --------------
    Total comprehensive income                                                                                   2,024
                                              ----------    ---------     ---------- ----------------   --------------
Balance June 30, 1999                          4,917,798      $19,275      $  12,986        $   (89)     $      32,172
                                              ----------    ---------     ---------- ----------------   --------------
                                              ----------    ---------     ---------- ----------------   --------------


         See accompanying notes to consolidated financial statements.
                                       5

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three and six months ended June 30, 1999 and 1998, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share (EPS) represents net income divided by the weighted average common shares outstanding during the period adjusted retroactively for stock dividends. Diluted EPS gives effect to all potential issuances of common stock that would have caused basic EPS to be lower as if the issuance had already occurred. The calculation of diluted EPS assumes the issuance of common stock upon the conversion of stock options of 209,180 and 188,919 shares for the three months ended June 30, 1999 and 1998, respectively, and 206,856 and 189,748 shares for the six months ended June 30, 1999 and 1998, respectively.

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

                              RESULTS OF OPERATIONS
SUMMARY

The Company reported earnings of $2,152,000 or $0.42 per diluted share for the six months ended 1999. This compares with net income of $2,139,000 or $0.42 per diluted share for the same period of 1998. The annualized return on average assets and average stockholders' equity declined to 1.26% and 13.79%, respectively, for the first half of 1999, from 1.48% and 16.20%, respectively, for the corresponding 1998 period. A comparison of second quarter results for 1999 and 1998 indicates a $20,000 decline in earnings to $1,119,000 or $0.22 per diluted share from $1,139,000 or $0.23 per diluted share last year. Second quarter earnings produced annualized return on average assets and average stockholders' equity of 1.31% and 14.07%, respectively, in 1999, compared to 1.55% and 16.91% respectively, in 1998. A decline in the Company's net interest margin, primarily due to lower loan yields, and a lower volume of loan sales in 1999 were primary factors in the slower earnings growth this year and this quarter. These factors were partially offset by a decrease in the provision for loan and lease losses due to several elements, including improved asset quality, a lower net charge off ratio, as well as loan growth this year being generated primarily by well collateralized SBA and commercial real estate loans.

NET INTEREST INCOME

Net interest income, the principal source of income for the Company, is interest and fees earned on loans and investments less the interest paid on deposits and borrowings. Primary factors affecting the level of net interest income include increases or decreases in the average balances (volume) of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on these assets and liabilities, the Company's ability to manage its earning asset portfolio and the availability of particular sources of funds. The changes in net interest income between the three months and six months ended June 30, 1999 and 1998 are analyzed in Table One. Analysis of the Company's net interest income and average balance sheet levels for the three and six month periods are presented in Tables Two and Three.

TABLE ONE - CHANGES IN NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

This table sets forth information regarding changes in net interest income for the three and six month periods ended June 30, 1999 and 1998. The changes for each major category of interest income and interest expense are divided between the portion of change attributable to the variance in average balances (volume) or average rates for that category. The amount of change that cannot be separated is allocated to each variance proportionately. Nonaccrual loans are included in average balances for these computations. The table is not presented on a tax equivalent basis as the effects are not material.

                                              THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                    1999 VS. 1998                      1999 VS. 1998
                                              VOLUME      RATE     TOTAL        VOLUME      RATE      TOTAL
                                              ------      ----     -----        ------      ----      -----
Earning assets -- Interest income:
  Loans                                        $519      $(540)    $ (21)       $1,087     $(732)     $355
  Investment securities                         151          1       152           311       (29)      282
  Federal funds sold                            129        (11)      118           321       (26)      295
  Interest-bearing deposits                      14         --        14            16       ---        16
                                              -----      -----      ----        ------     -----      ----
     Total                                      813       (550)      263         1,735      (787)      948
                                              -----      -----      ----        ------     -----      ----
Deposits and borrowed funds --
Interest expense:
  Interest-bearing demand deposits               14        (15)       (1)           30       (32)       (2)
  Savings deposits                               76       (131)      (55)          118      (274)     (156)
  Time deposits                                 200       (105)       95           544      (138)      406
  Other short term borrowings                     1         (3)       (2)            6        (2)        4
  Capital lease                                  (1)        (1)       (2)           (2)       (1)       (3)
                                              -----      -----     -----       -------    ------      ----
     Total                                      290       (255)       35           696      (447)      249
                                              -----      -----     -----       -------    ------      ----
Change in net interest income                  $523      $(295)    $ 228       $ 1,039     $(340)     $699
                                              =====      =====     =====       =======    ======      ====

Net interest income for the first half of 1999 compared to 1998 increased $699,000 or 8% to $10.0 million from $9.3 million. An increase of $47.3 million or 19% in average earning assets and a 11% reduction in the average rate paid on interest-bearing liabilities, down 36 basis points, were principal reasons for the increase in net interest income, but were partially offset by a 9%, or 88 basis points, reduction in the yield on earning assets. During the first six months, interest income increased $948,000 or 8% to $13.2 million in 1999 from $12.2 million in 1998. The growth in earning assets was led by loans which increased $22.0 million or 10% to $239.5 million for the first half of 1999 from $217.5 million for the same 1998 period. Interest and fees on loans increased $355,000 or 3% to $11.5 million in 1999 from $11.2 million in 1998. The effect of the increase in loan volume on interest income was partially countered by a decrease in the average yield on loans to 9.72% from 10.37% primarily due to the decline in the prime lending rate during the last half of 1998. The recent increase in the prime lending rate will improve loan yields during the second half of 1999. Deposit growth outpaced loan growth in the last half of 1998, constraining the net yield on earning assets as excess funds were invested in lower yielding short-term investments and Fed funds. Average investment securities and Fed funds sold for the six months of 1999 increased $11.2 million and $13.5 million, respectively, over the first six months of 1998, and contributed $282,000 and $295,000, respectively, to the increase in interest income. The net interest margin (net interest income as a percentage of average interest-earning assets) was 6.69% and 7.37% for the six months ended June 30, 1999 and 1998, respectively.

Interest expense increased approximately 9% or $249,000 for the first half of 1999 compared to the corresponding period in 1998, mainly due to an increase of $248,000 in interest paid on deposits. Average interest-bearing deposits for the first half of 1999 increased $35.8 million or 21% to $206.3 million at an average rate of 3.05% compared to $170.5 million at an average rate of 3.40% for the same 1998 period. Time deposit interest expense increased $406,000 to $1.7 million in 1999 from $1.3 million last year due to growth of $23.5 million in average balances partially offset by a decline in the average rate paid on these deposits to 4.59% in 1999 from 5.08% in 1998. The decrease in rates paid on deposits is attributable to government easing of short term interest rates and the Company generally lowering interest rates to limit time deposit growth as well as lower the related interest expense. During this same period the average rate paid on savings accounts (including money market accounts) decreased to 2.66% on average balances of $85.8 million in 1999 from an average rate of 3.33% on balances of $78.2 million last year. Interest expense related to savings deposits decreased $156,000 to $1.1 million in the first half of 1999 compared to $1.3 million for the first half of last year. The average rates paid on total interest-bearing liabilities were 3.07% and 3.43% for the first six months of 1999 and 1998, respectively.

Net interest income for the second quarter of 1999 increased $228,000 or 5% to $5.1 million from $4.8 million for the second quarter of 1998. Interest income increased $263,000 or 4% to $6.6 million in 1999 from $6.3 million last year. Second quarter average loans increased 9% or $20.8 million to $243.4 million in 1999 from $222.6 million last year, but at significantly lower yields, 9.68% compared to 10.62%, causing loan income to decline $21,000. A recent increase in the prime lending rate should improve the loan yield in the third quarter. Interest income from investment securities and Fed funds sold increased $152,000 and $118,000, respectively, due to volume growth in these categories as the Company continued to channel excess liquidity into short term investments and overnight funds. Second quarter interest expense increased $35,000 or 2% in 1999 due to an increase in average interest-bearing deposits of 18% or $31.8 million to $205.1 million at an average rate of 2.98% in 1999, from $173.3 million at an average rate of 3.44% in 1998. The net interest margin was 6.78% and 7.56% for the three months ended June 30, 1999 and 1998, respectively.

TABLE TWO - THREE MONTH ANALYSIS OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

This table presents an analysis of net interest income and average balance sheet levels for the second quarter of 1999 and 1998.

                                                                     THREE MONTHS ENDED JUNE 30,
                                                ----------------------------------------------------------------------
                                                             1999                                    1998
                                                -----------------------------           ------------------------------
                                                          INTEREST  AVERAGE                         INTEREST AVERAGE
                                                AVERAGE   INCOME/    RATE/              AVERAGE     INCOME/    RATE/
                                                BALANCE   EXPENSE   YIELD (1)           BALANCE     EXPENSE  YIELD (1)
                                                -------  ---------  ---------           -------     -------- ---------
ASSETS
  Interest-earning assets:
   Loans (2).................................  $243,371    $5,806     9.68%            $222,593      $5,827    10.62%
   Investment securities (3).................    39,906       560     5.69               29,177         408     5.67
   Interest-bearing deposits.................     1,197        14     5.12                   --          --       --
   Federal funds sold........................    18,848       225     4.82                8,124         107     5.36
                                               --------    ------    -----             --------      ------    -----
   Total earning assets......................   303,322     6,605     8.83              259,894       6,342     9.90
                                               --------    ------    -----             --------      ------    -----
 Noninterest-earning assets:
   Cash and due from banks...................    26,912                                  22,148
   Premises and equipment, net...............     9,882                                   8,984
   Other assets .............................     6,378                                   6,740
                                               --------                                --------
   Total noninterest-earning assets..........    43,172                                  37,872
                                               --------                                --------
 Less allowance for loan and lease losses....     3,642                                   3,353
                                               --------                                --------
 Total assets................................  $342,852                                $294,413
                                               ========                                ========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing liabilities:
   Deposits:
     Interest-bearing demand.................  $ 45,560       138     1.23             $ 41,261         139     1.37
     Savings.................................    87,429       576     2.67               77,265         631     3.31
     Time....................................    72,076       795     4.47               54,747         700     5.18
   Other short term borrowings...............     1,171        10     3.46                1,096          12     4.56
   Capital lease.............................       373        12    13.58                  410          14    14.38
                                               --------    ------    -----             --------      ------    -----
   Total interest-bearing liabilities........    206,609     1,531     3.01              174,779       1,496     3.47
                                                            ------    -----                           ------    -----
 Noninterest-bearing liabilities:
   Demand deposits...........................   101,953                                  90,134
   Other liabilities.........................     2,491                                   2,560
                                               --------                                --------
   Total liabilities.........................   311,053                                 267,473
 Stockholders' equity........................    31,799                                  26,940
                                               --------                                --------
 Total liabilities and stockholders' equity..  $342,852                               $294,413
                                               ========                               ========
 Net interest income.........................             $ 5,074                                    $4,846
                                                          =======                                    ======
 Net interest spread (4).....................                         5.83%                                     6.43%
                                                                      =====                                    ======
 Net interest margin (5).....................                         6.78%                                     7.56%
                                                                      =====                                    ======

-------------
(1) Yields are not presented on a tax equivalent basis as the effects are not material.
(2) Nonaccrual loans are included in the daily average loan amounts outstanding.
(3) The average balance sheet amounts and yields on available for sale debt securities are based on the average of historical amortized cost balances.
(4) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5) Represents net interest income as a percentage of average interest-earning assets.

TABLE THREE - SIX MONTH ANALYSIS OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

This table presents an analysis of net interest income and average balance sheet levels for the first six months of 1999 and 1998.

                                                           SIX MONTHS ENDED JUNE 30,
                                        ------------------------------------------------------------------
                                                 1999                                 1998
                                        -------------------------------   --------------------------------
                                                     INTEREST AVERAGE                INTEREST    AVERAGE
                                          AVERAGE    INCOME/   RATE/       AVERAGE   INCOME/      RATE/
                                          BALANCE    EXPENSE  YIELD(1)     BALANCE   EXPENSE     YIELD(1)
                                        ---------  -------- -----------   ---------  -------- ------------
ASSETSInterest-earning assets:
   Loans (2)......................      $ 239,501   $11,540        9.72%  $ 217,502  $ 11,185        10.37%
   Investment securities (3)......         40,717     1,130        5.60      29,546       848         5.79
   Interest-bearing deposits......            681        16        5.09        --        --        --
   Federal funds sold.............         21,421       507        4.77       7,933       212         5.39
                                        ---------  -------- -----------   ---------  --------  -----------
   Total earning assets...........        302,320    13,193        8.80     254,981    12,245         9.68
                                        ---------  -------- -----------   ---------  --------  -----------

Noninterest-earning assets:
   Cash and due from banks........         26,589                            21,945
   Premises and equipment, net....          9,923                             8,836
   Other assets...................          6,322                             6,882
                                        ---------                         ---------
   Total noninterest-earning
      assets......................         42,835                            37,663
                                        ---------                         ---------

Less allowance for loan
   and lease losses...............          3,636                             3,297
                                        ---------                         ---------

 Total assets.....................      $ 341,519                         $ 289,347
                                        =========                         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Deposits:
     Interest-bearing demand......      $  44,840       266        1.20   $  40,071       268         1.35
     Savings......................         85,809     1,133        2.66      78,170     1,289         3.33
     Time.........................         75,690     1,722        4.59      52,212     1,316         5.08
   Other short term borrowings....          1,266        24        3.78         959        20         4.29
   Capital lease..................            377        26       14.03         411        29        14.37
                                        ---------  -------- -----------   ---------  --------  -----------
   Total interest-bearing
      liabilities                         207,982     3,171        3.07     171,825     2,922         3.43
                                        ---------  -------- -----------              --------  -----------

Noninterest-bearing liabilities:
   Demand deposits................         99,926                            88,526
   Other liabilities..............          2,398                             2,583
                                        ---------                         ---------
   Total liabilities..............        310,307                           262,933

Stockholders' equity..............         31,212                            26,414
                                        ---------                         ---------

Total liabilities and
   stockholders' equity...........      $ 341,519                         $ 289,347
                                        =========                         =========

Net interest income...............                 $ 10,022                          $  9,323
                                                   ========                          ========
Net interest spread (4)...........                                 5.73%                              6.26%
                     -                                      ===========                        ===========
Net interest margin (5)...........                                 6.69%                              7.37%
                     -                                      ===========                        ===========

(1) Yields are not presented on a tax equivalent basis as the effects are not material.
(2) Nonaccrual loans are included in the daily average loan amounts outstanding.
(3) The average balance sheet amounts and yields on available for sale debt securities are based on the average of historical amortized cost balances.
(4) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5) Represents net interest income as a percentage of average interest-earning assets.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the six months ended June 30, 1999 was $200,000 compared to $1.0 million for the corresponding 1998 period. The amount of the provision reflects management's judgement as to the adequacy of the reserve for loan and lease losses and is generally determined by the periodic review and assessment of the overall risk in the loan portfolio, the Company's loan loss experience, and current and expected economic conditions. The lower current year provision is based on improvement in the credit quality of the Company's loan portfolio, particularly as related to the Title I loan portfolio, as well as loan growth this year being generated primarily by lower risk, well collateralized SBA and commercial real estate loans. The provision for loan and lease losses during the first half of 1998 reflected a provision of $490,000 compared to $0 in 1999 to supplement the Company's Title I HUD reserve due to potential losses in the Title I portfolio at that time. As presented in Table Four, net charge offs decreased to $229,000 in 1999 from $780,000 for the first six months of 1998. The allowance for loan and lease losses represented 1.40% and 1.48% of total gross loans at June 30, 1999 and 1998, respectively.

The provision for loan and lease losses for the three months ended June 30, 1999 was $100,000 compared to $450,000 for the second quarter of 1998. The provision for loan and lease losses during the second quarter of 1998 reflected a provision of $150,000 compared to $0 in 1999 to supplement the Company's Title I HUD reserve. Second quarter net charge offs decreased to $157,000 in 1999 from $250,000 in 1998.

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

TABLE FOUR - ALLOWANCE AND PROVISION FOR LOAN AND LEASE LOSSES (DOLLARS IN THOUSANDS)

This table summarizes loan balances at the end of each period and daily averages during the period, changes in the allowance for loan and lease losses arising from loan charge-offs and recoveries, additions to the allowance which have been charged to operating expense, and certain ratios relating to the allowance for loan losses.

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
                                                                             1999             1998
                                                                           --------         --------
BALANCES:
           Average loans during the period.........................        $239,501         $217,502
           Loans at the end of period..............................         253,979          237,702
ALLOWANCE FOR LOAN AND LEASE LOSSES:
           Balance at beginning of period..........................           3,592            3,268
           Actual charge-offs:
              Commercial loans.....................................              49              189
              Installment and consumer loans.......................             268              726
                                                                           --------         --------
                Total..............................................             317              915
           Recoveries on loans previously charged off:
              Commercial loans.....................................              38               84
              Installment and consumer loans.......................              50               51
                                                                           --------         --------
                Total..............................................              88              135

           Net loan charge-offs to average loans...................             229              780
           Provision for loan and lease losses.....................             200            1,040
                                                                           --------         --------
           Balance at end of period................................        $  3,563         $  3,528
                                                                           ========         ========
RATIOS:
           Annualized net loan charge-offs to average loans .......           0.10%            0.36%
           Allowance for loan and lease losses to loans at end of period      1.40%            1.48%

NONINTEREST INCOME

A comparison of noninterest income for the six months ended June 30, 1999 and 1998, indicates a decrease of approximately 23% or $852,000 essentially due to a decrease in gain on loan sales of $827,000 for the first half of the year. Title I and equity loans sold totaled $5.9 million for gains of $157,000 for the first half of 1999 compared to $21.8 million sold in the first half of 1998 for total gains of $714,000. The secondary market demand for these loans decelerated in the last half of 1998 and the first half of 1999, and consequently the Company's sales volume has declined. SBA loan sales totaled $2.4 million for gains of $52,000 during 1999 compared to $4.6 million in loan sales for gains of $322,000 in the first half of 1998. Most of the 1999 SBA loan sales ($2.2 million) consisted of long term commercial real estate loans ("504 loans") which generate lower premiums. Management's decision on whether or not to sell SBA loans depends upon, among other factors, loan demand, premium levels and prepayment risk. While the amount of SBA loans expected to be sold during the second half of 1999 is not known at this time, Management does anticipate a higher level of sales than in the first half of the year. Second quarter noninterest income decreased 12% or $219,000 in 1999 compared to 1998 due a decrease of $227,000 in gain on loan sales.

NONINTEREST EXPENSE

Noninterest expense for the six months ended June 30, 1999 increased 8% or $634,000 compared to the corresponding 1998 period. This category consists of salaries and employee benefits which increased $316,000 to $5.2 million, occupancy expense which increased $294,000 to $1.9 million, telephone expense which increased $151,000 to $368,000, and advertising and other public relations which increased $1,000 to $335,000. The Company incurred approximately $108,000 in noninterest expense during the first half of 1999, from testing and remediation costs associated with the Year 2000 issue (See "Impact of Year 2000"). Decreases in noninterest expense stemmed from branch operational losses less recoveries which decreased $87,000 to a net gain of $1,000 and professional services which decreased $67,000 to $189,000. The Company plans the opening of a new full service branch in Vista, California and the construction of a new facility for its Murrieta branch in the second half of 1999, and may open one or more additional SBA loan production offices in the second half of the year. Second quarter noninterest expense increased 9% or $389,000 in 1999 compared to 1998.

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

In accordance with its Year 2000 Project Plan, the Company completed all required testing by June 30, 1999. As of March 31, 1999, the Company had identified critical systems and processes and had completed the testing, validation and remediation of substantially all its critical systems. The Company is also assessing the potential impact of this problem on its suppliers. Vendors upon whom there is significant reliance have been identified and inquiries made regarding their year 2000 readiness plans and status. Appropriate measures to minimize risk will be undertaken with those that appear to pose a significant risk. Replacements may be effected where necessary. However, where no viable alternative for some suppliers, such as power distribution and local telephone companies exist contingency plans are being formulated. As with all financial institutions, a high degree of reliance is placed on the systems of other institutions, including government agencies, to settle transactions. Principal settlement methods associated with major payment systems will be tested as part of their integration with the Company's processing system.

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

The Company has developed business resumption contingency plans specific to the year 2000 that address the actions that would be taken if critical business functions cannot be carried out in the normal manner upon entering the next century due to system or supplier failure. These plans include but are not limited to manual processing of information for critical information technology systems and having increased cash on hand.

The related costs of the Year 2000 Project are expensed as incurred and primarily included in professional services, equipment repairs (a component of occupancy expense) and salary expense. Y2K expenses incurred to date through the end of the first half of 1999 approximate $285,000 ($108,000 in the first six months of 1999) and the total cost of the project is estimated to be approximately $360,000. The Company does not believe that the costs of addressing this problem will have a material effect on the results of its operations.

                           FINANCIAL CONDITION

Total assets of the Company increased $11.6 million or 3% to $349.0 million at June 30, 1999, from $337.4 million at December 31, 1998. During the same period loans increased 7%, Fed funds sold and investments in total decreased 9%, deposits increased 3% and stockholder's equity increased 7%. Gross loans and leases, the Company's primary use of funds, increased $16.3 million to $254.0 million and 73% of total assets compared to $237.7 million and 70% of year end total assets. Encouraged by the expansion of the local real estate markets, loan growth was centered in commercial and commercial real estate loans which increased approximately 9% or $11.3 million and 27% or $14.0 million, respectively. Refinancing activity generated approximately $8.0 million in commercial real estate loans and is not expected to continue at this level in the second half of the year. SBA loans accounted for $7.9 million of the commercial loan growth. These increases were partially offset by consumer loans which decreased 9% or $3.1 million and real estate construction loans which decreased 29% or $5.8 million. The Company continues to experience poor demand for consumer financing primarily due to increased competition from non-bank lenders as well as other financial institutions in its market area. The largest change in the loan portfolio mix was in commercial real estate loans which increased to 26% from 22%, consumer loans which decreased to 12% from 14% and real estate construction loans which decreased to 6% from 8% of total loans. The investment portfolio decreased $6.7 million or 15% to $37.1 in 1999 from $43.8 million at the end of 1998 primarily due to the maturity of short term government agencies.

TABLE FIVE - LOAN DISTRIBUTION
(DOLLARS IN THOUSANDS)

The following table sets forth the amount of total loans outstanding in each category and the percentage of total loans of each category at the dates indicated.

                                                                    JUNE 30, 1999       DECEMBER 31, 1998
                                                                  -----------------     ------------------
                                                                  BALANCE   PERCENT     BALANCE    PERCENT
                                                                  --------  -------     --------   -------
Commercial loans........................................          $139,649       55%    $128,298        54%
Commercial real estate loans............................            65,509       26       51,520        22
Consumer loans..........................................            31,095       12       34,171        14
Real estate construction loans..........................            14,149        6       19,881         8
All other loans.........................................             3,577        1        3,832         2
                                                                  --------  -------     --------   -------
           Total gross loans............................           253,979    100        237,702    100
                                                                            =======                 ======
Less: Allowance for loan and lease losses...............             3,563                 3,592
                                                                  --------              --------
           Total net loans..............................          $250,416              $234,110
                                                                  ========              ========

Total deposits at June 30, 1999 increased $9.5 million or 3% to $312.6 million from $303.1 million at December 31, 1998.

As shown in Table Six, the growth in deposits was predominately in interest-bearing accounts which increased $8.1 million or 4%. Demand deposits increased $1.4 million or 2% to $101.9 million in 1999 from $100.5 million at the end of 1998. Within the interest-bearing deposit category, interest-bearing demand accounts grew approximately 7% or $2.8 million to $45.6 million, savings accounts (including money market accounts) increased 13% or $10.2 million to $89.9 million and time deposits decreased 6% or $5.0 million to $75.1 million. The decrease in time deposits is a result of Management's efforts to reduce interest expense by lowering the rates paid on time deposits. The most notable shift in deposit mix was in savings accounts which increased to 29% of total deposits during the first half of 1999 from 26% at year end and in total time deposits which decreased to 24% from 27%.

TABLE SIX - DEPOSIT DISTRIBUTION
(DOLLARS IN THOUSANDS)

The following table sets forth the amount of total deposits outstanding in each category and the percentage of total deposits of each category at the dates indicated.

                                                               JUNE 30, 1999         DECEMBER 31, 1998
                                                             -----------------       -----------------
                                                             BALANCE   PERCENT       BALANCE   PERCENT
                                                             -------   -------       -------   -------
Noninterest-bearing demand deposits.....................     $101,929    33%         $100,465     33%
Interest-bearing demand deposits........................       45,627    14            42,824     14
Savings deposits........................................       89,931    29            79,684     26
Time deposits of $100,000 or more.......................       22,453     7            20,867      7
Other time deposits.....................................       52,646    17            59,219     20
                                                             --------   ---          --------    ---
           Total deposits...............................     $312,586   100          $303,059    100
                                                             ========   ===          ========    ===

NONPERFORMING ASSETS
TABLE SEVEN - NONPERFORMING ASSETS
(DOLLARS IN THOUSANDS)

The following table provides information with respect to the components of the Company's nonperforming assets at June 30, 1999 and December 31, 1998.

                                            JUNE 30,         DECEMBER 31,
                                             1999                1998
                                           --------          ------------
Nonaccrual loans:
  Residential real estate                      60                  130
  Commercial                                2,098                  387
  Installment and consumer                    315                  271
                                           ------               ------
   Total nonperforming loans                2,473                  788
                                           ------               ------
Other real estate owned                        94                  374
                                           ------               ------
  Total nonperforming assets               $2,567               $1,162
                                           ======               ======
Nonperforming loans to total gross loans     0.97%                0.33%
                                           ======                =====
Nonperforming assets to total gross
 loans plus other real estate owned          1.01%                0.49%
                                           ======                =====

Nonperforming assets increased $1.4 million in the second quarter of 1999 due to an increase of $1.7 million in nonaccrual loans that was attributable to one borrower. Management does not expect any significant losses due to this borrowing which is well collateralized and partially guaranteed by the SBA. Other real estate owned decreased $280,000 to $94,000 during the first six months of 1999 from $374,000 due to the sale of two properties that totaled $306,000 and the addition of one property for $26,000.

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

                           ASSET/LIABILITY MANAGEMENT
LIQUIDITY

The liquidity of a banking institution reflects its ability to provide funds to meet customer credit needs, to accommodate possible outflows in deposits, to provide funds for day-to-day operations, and to take advantage of interest rate market opportunities. Asset liquidity is provided by cash, certificates of deposit with other financial institutions, Federal funds sold, investment maturities and sales and loan maturities, repayments and sales. Liquid assets (consisting of cash, Federal funds sold and investment securities) comprised 24% and 26% of the Company's total assets at June 30, 1999 and December 31, 1998, respectively. Liquidity management also includes the management of unfunded commitments to make loans and undisbursed amounts under lines of credit. At June 30, 1999, these commitments totaled $50.0 million in commercial loans, $2.0 million in letters of credit, $14.1 million in real estate construction loans, and $12.0 million in consumer loans.

In addition to loan and investment sales and deposit growth, the Bank has several secondary sources of liquidity. Many of the Bank's real estate construction loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, the Bank has unsecured lines of credit in the amount of $20.0 million for the purchase of Federal funds with other financial institutions and may borrow funds at the Federal Home Loan Bank and the Federal Reserve discount window, subject to the Bank's ability to supply collateral.

INTEREST RATE SENSITIVITY MANAGEMENT

Asset/Liability Management involves minimizing the impact of interest rate changes on the Company's earnings through the management of the amount, composition and repricing periods of rate sensitive assets and rate sensitive liabilities. Emphasis is placed on maintaining a rate sensitivity position within the Company's policy guidelines to avoid wide swings in spreads and to minimize risk due to changes in interest rates. At June 30, 1999 approximately 59% of the Company's interest earning assets have interest rates which are tied to the Bank's base lending rate or mature in one year or less. In order to match the rate sensitivity of its assets, the Company's policy is to offer a large number of variable rate deposit products and limit the level of large dollar time deposits with maturities of one year or longer. In addition to managing its asset/liability position, the Company has taken steps to mitigate the impact of changing interest rates by generating non-interest income through service charges, offering products which are not interest rate sensitive, such as escrow services and insurance products, and through the servicing of mortgage loans.

Table Eight sets forth the rate-sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 1999, the interest rate-sensitivity gap (interest rate-sensitive assets less interest rate-sensitive liabilities), cumulative interest rate-sensitivity gap, the Company's interest rate-sensitivity gap ratio (interest rate-sensitive assets divided by interest rate-sensitive liabilities) and the Company's cumulative interest rate-sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. Nonaccrual loans of $2.5 million are excluded from the presentation.

TABLE EIGHT - INTEREST RATE SENSITIVITY GAP
(DOLLARS IN THOUSANDS)

                                                 AFTER THREE    AFTER SIX    AFTER ONE
                                      WITHIN     MONTHS BUT    MONTHS BUT     YEAR BUT      AFTER
                                       THREE     WITHIN SIX    WITHIN ONE      WITHIN       FIVE
                                      MONTHS       MONTHS         YEAR       FIVE YEARS     YEARS        TOTAL
                                     --------    ----------   ----------     ----------   ----------     -----
INTEREST-EARNINGS ASSETS:
  Loans ...........................  $135,236      $ 8,275      $ 8,437       $63,065      $36,492      $251,505
  Investment securities............     2,808        2,726        7,322        17,970        6,243        37,069
  Interest-bearing deposits........     1,198          100           --            --           --         1,298
  Federal funds sold...............    18,090           --           --            --           --        18,090
                                     --------     --------      -------       -------  -----------      --------
    Total..........................   157,332       11,101       15,759        81,035       42,735       307,962

INTEREST-BEARING LIABILITIES:
  Interest-bearing demand
    deposits.......................    45,627           --           --            --           --        45,627
  Savings deposits.................    89,931           --           --            --           --        89,931
  Time deposits....................    39,491       12,944       12,436        10,208           20        75,099
  Borrowed funds...................     1,816           --           --            --          370         2,186
                                     --------     --------     --------      --------    ---------      --------
    Total..........................   176,865       12,944       12,436        10,208          390       212,843

Interest rate-sensitivity gap......   (19,533)      (1,843)       3,323        70,827       42,345      $ 95,119
Cumulative interest rate
  sensitivity gap..................  $(19,533)    $(21,376)    $(18,053)      $52,774      $95,119
Interest rate-sensitivity
  gap ratio........................       .89x         .86x        1.27x         7.94x      109.58x         1.45x
Cumulative interest rate
  sensitivity gap ratio............       .89x         .89x         .91x         1.25x        1.45x

As of June 30, 1999, the Company was liability-sensitive at one year and asset-sensitive beyond one year. Liability sensitive means that rate-sensitive liabilities exceed rate-sensitive assets. This position will generally result in enhanced earnings in a falling interest rate environment and declining earnings in a rising interest rate environment. Asset sensitive means that rate-sensitive assets exceed rate-sensitive liabilities. This position will generally result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because a larger volume of assets than liabilities will reprice. However, this does not necessarily indicate the impact of general interest rate movements on the Company's net interest yield, because the repricing of various categories of assets and liabilities is discretionary and is subject to competition and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may in fact price at different times and at different rate levels. Management attempts to mitigate the impact of changing interest rates in several ways, one of which is to manage its interest rate-sensitivity gap. The use of a base lending rate by the Company for the majority of its floating rate loans also allows the Company more flexibility than the use of a national prime rate in matching changes to the yield on floating rate loans to changes in its funding costs.

                               CAPITAL RESOURCES

Stockholders' equity increased 7% to $32.2 million at June 30, 1999 from $30.0 million at December 31, 1998. The increase in equity consists of net income of $2.2 million, an increase of $49,000 from the exercise of stock options, partly offset by a decrease in net unrealized gain (loss) on available for sale securities of $128,000. The following table provides information with respect to the Company's and the Bank's regulatory capital ratios and regulatory minimum requirements:

TABLE NINE - CAPITAL RATIOS

                                                                      MINIMUM
                                     JUNE 30,      DECEMBER 31,       REQUIRED
                                      1999             1998            RATIOS
                                    --------       ------------      ----------
NORTH COUNTY BANCORP
 Risk-based capital
   Tier 1                            11.73%           11.68%            4.00%
   Total                             12.98%           12.93%            8.00%
 Tier 1 leverage capital              9.34%            8.80%            4.00%

NORTH COUNTY BANK
  Risk-based capital
    Tier 1                           11.54%           11.58%            4.00%
    Total                            12.79%           12.83%            8.00%
 Tier 1 leverage capital              9.20%            8.72%            4.00%

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

North County Bancorp held its Annual Meeting of Shareholders on June 16, 1999, at which the following nine directors were elected.

                 Alan P. Chamberlain            Jack Port
                 G. Bruce Dunn                  Clarence R. Smith
                 Ronald K. Goode                Raymond V. Stone
                 James M. Gregg                 Burnet F. Wohlford
                 Rodney D. Jones

All directors are elected each year at the Annual Meeting and hold office until the next Annual Meeting or until their successors are elected.

The following table describes the number of affirmative and negative votes cast (largest tally) with respect to the election.

                AFFIRMATIVE VOTES              NEGATIVE VOTES
                -----------------              --------------
                   4,139,421                       18,740

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

NORTH COUNTY BANCORP
(Registrant)


/S/ MICHAEL J. GILLIGAN                             Date: AUGUST 6, 1999
-----------------------------------------                 --------------
Michael J. Gilligan
Vice President & Chief Financial Officer