Form 10-Q
period 1999-09-30
NORTH COUNTY BANCORP
filed 1999-11-12
CIK 357262

                     U.S. SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (Mark One)

          /X/  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

          / /  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________to __________
           Commission file number          0-10627


                              NORTH COUNTY BANCORP
     -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         California                                 95-3669135
-------------------------------                 -------------------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                  Identification No.)


      444 S. Escondido Blvd., P.O. Box 462990, Escondido, California 92025
   -------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (760) 743-2200

   -------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes /X/ No / /


As of November 10, 1999 the Registrant had 5,120,668 shares of no par value common stock issued and outstanding.

                              NORTH COUNTY BANCORP

                                                                          PAGE
                                                                          ----
Part I  FINANCIAL INFORMATION


  Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet -
              September 30, 1999 and December 31, 1998                      2

         Consolidated Statement of Income -
              Three Months Ended and Nine Months Ended
              September 30, 1999 and 1998                                   3

         Consolidated Statement of Cash Flows -
              Nine Months Ended September 30, 1999 and 1998                 4

         Consolidated Statement of Stockholders' Equity -
              Nine Months Ended September 30, 1999 and 1998                 5

         Notes to Consolidated Financial Statements                         6


  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    7


  Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK       17


Part II  OTHER INFORMATION


  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                18

                              NORTH COUNTY BANCORP

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                            CONSOLIDATED BALANCE SHEET
                                  (In thousands)

                                                            September 30,         December 31,
                                                                1999                  1998
                                                            -------------         ------------
                                                             (Unaudited)
ASSETS

Cash and cash equivalents:
  Cash and due from banks                                       $  27,441            $  26,885
  Federal funds sold                                                3,000               17,000
                                                                ---------            ---------
                                                                   30,441               43,885
Investment securities:
  Available for sale                                               18,458               17,193
  Held to maturity                                                 17,532               26,628

Loans                                                             261,417              237,702
  Less: Allowance for loan and lease losses                         3,535                3,592
                                                                ---------            ---------
                                                                  257,882              234,110

Other real estate owned                                                94                  374
Premises and equipment, net                                        10,107               10,013
Accrued interest receivable and other assets                        5,754                5,210
                                                                ---------            ---------
                                                                $ 340,268            $ 337,413
                                                                =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                           $ 104,801            $ 100,465
  Interest-bearing                                                196,383              202,594
                                                                ---------            ---------
                                                                  301,184              303,059

Accrued expenses and other liabilities                              2,835                2,416
Federal funds purchased and U.S. Treasury demand note               2,130                1,551
Capital lease obligation                                              362                  387
                                                                ---------            ---------
  Total liabilities                                               306,511              307,413
                                                                ---------            ---------

Stockholders' equity:
  Common stock, no par value, authorized
     10,000,000 shares; outstanding shares
     5,120,668 in 1999 and 4,868,906 in 1998                       19,897               19,127
  Retained earnings                                                13,946               10,834
  Accumulated other comprehensive income                              (86)                  39
                                                                ---------            ---------
     Total stockholders' equity                                    33,757               30,000
                                                                ---------            ---------
                                                                $ 340,268            $ 337,413
                                                                =========            =========

          See accompanying notes to consolidated financial statements.

                              NORTH COUNTY BANCORP
                        CONSOLIDATED STATEMENT OF INCOME
                (Unaudited, in thousands except per share data)

                                                                Three Months Ended September 30,    Nine Months Ended September 30,
                                                                --------------------------------    -------------------------------
                                                                    1999               1998             1999              1998
                                                                ------------       -------------    ------------      -------------
Interest income:
   Interest and fees on loans                                         $6,188              $5,831         $17,728            $17,016
   Investment securities                                                 515                 458           1,645              1,306
   Federal funds sold                                                    164                 301             671                513
   Deposits with other financial institutions                             15                  64              31                 64
                                                                     -------             -------         -------            -------
     Total interest income                                             6,882               6,654          20,075             18,899
                                                                     -------             -------         -------            -------

Interest expense:
   Deposits                                                            1,473               1,655           4,594              4,528
   Federal funds purchased and U.S. Treasury demand note                  13                  15              37                 35
   Long term debt                                                         14                  14              40                 43
                                                                     -------             -------         -------            -------
     Total interest expense                                            1,500               1,684           4,671              4,606
                                                                     -------             -------         -------            -------

          Net interest income                                          5,382               4,970          15,404             14,293
Provision for loan losses                                                100                 594             300              1,634
                                                                     -------             -------         -------            -------
Net interest income after provision for loan losses                    5,282               4,376          15,104             12,659

Other income                                                           1,683               1,728           4,573              5,470
Other expense                                                          5,301               3,905          14,354             12,324
                                                                     -------             -------         -------            -------

Income before income taxes                                             1,664               2,199           5,323              5,805
Provision for income taxes                                               704                 980           2,211              2,447
                                                                     -------             -------         -------            -------
Net income                                                           $   960              $1,219         $ 3,112            $ 3,358
                                                                     =======             =======         =======            =======

Basic earnings per share                                             $  0.19             $  0.25         $  0.64            $  0.69
                                                                     =======             =======         =======            =======


Diluted earnings per share                                           $  0.19             $  0.24         $  0.62            $  0.66
                                                                     =======             =======         =======            =======

Average common shares outstanding                                  4,930,871           4,868,906       4,897,896          4,868,906
                                                                   =========           =========       =========          =========
Diluted average common shares outstanding                          4,979,053           5,055,005       5,053,620          5,057,495
                                                                   =========           =========       =========          =========

          See accompanying notes to consolidated financial statements.

                              NORTH COUNTY BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                        1999              1998
                                                                   -------------     -------------
Cash flows from operating activities:
 Net income                                                             $  3,112          $  3,358
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization of:
    Office property and equipment                                          1,094               832
    Deferred loan fees and costs, net                                       (542)             (606)
    Investment premiums and discounts, net                                    25               170
    Other                                                                     56                26
 Gain on sale of other real estate owned                                     (76)             (383)
 Provision for loan and lease losses                                         300             1,634
 Increase in interest receivable                                            (114)             (265)
 (Decrease) increase in taxes payable                                       (146)               46
 Increase (decrease) in accrued expenses                                     315              (133)
 Increase in interest payable                                                103               201
 Other, net                                                                 (464)               14
                                                                        --------          --------
      Net cash provided by operating activities                            3,663             4,894
                                                                        --------          --------

Cash flows from investing activities:
 Proceeds from sales and maturities of investment securities              30,582            11,280
 Purchase of investment securities                                       (22,775)          (15,923)
 Net increase in loans                                                   (23,556)          (17,287)
 Purchase of premises and equipment                                       (1,189)           (1,903)
 Proceeds from sale of other real estate owned                               381             1,322
                                                                        --------          --------
      Net cash used in investing activities                              (16,557)          (22,511)
                                                                        --------          --------

Cash flows from financing activities:
 Cash payments on notes payable and capital lease obligations                (25)              (10)
 Net (decrease) increase in deposits                                      (1,875)           40,829
 Net increase (decrease) in short term borrowings                            580               (73)
 Cash proceeds from exercise of stock options                                770              --
                                                                        --------          --------
      Net cash (used in) provided by financing activities                   (550)           40,746
                                                                        --------          --------

Net (decrease) increase in cash and cash equivalents                     (13,444)           23,129
Cash and cash equivalents at beginning of year                            43,885            28,262
                                                                        --------          --------
Cash and cash equivalents at end of period                              $ 30,441          $ 51,391
                                                                        ========          ========

Disclosures:
  Total interest paid                                                   $  4,568          $  4,405
                                                                        ========          ========
  Total taxes paid                                                      $  2,378          $  2,370
                                                                        ========          ========
  Foreclosed real estate loans                                          $     26          $    316
                                                                        ========          ========

          See accompanying notes to consolidated financial statements.

                              NORTH COUNTY BANCORP

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (Unaudited, dollars in thousands)

                                                   Common Stock                    Accumulated Other    Total
                                               ----------------------   Retained    Comprehensive   Stockholders'
                                                Shares       Amount     Earnings       Income          Equity
                                               ---------   ----------   --------  ----------------- -------------
Balance December 31, 1997                      4,637,290     $ 16,058    $ 9,137         $(2)            $ 25,193

Five percent stock dividend including
   cash for fractional shares                    231,616        3,069     (3,072)                              (3)

Comprehensive income:
  Unrealized holding gain on available
    for sale securities, net of tax of $70                                                 87                  87
  Net income                                                               3,358                            3,358
                                                                                                         --------
    Total comprehensive income                                                                              3,445
                                               ---------   ----------   --------     --------            --------
Balance September 30, 1998                     4,868,906       19,127      9,423           85              28,635

Comprehensive income:
  Unrealized holding gain on available
    for sale securities, net of tax of $(37)                                              (46)                (46)
  Net income                                                               1,411                            1,411
                                                                                                         --------
    Total comprehensive income                                                                              1,365
                                               ---------   ----------   --------     --------            --------
Balance December 31, 1998                      4,868,906       19,127     10,834           39              30,000

Exercise of stock options                        251,762          770                                         770

Comprehensive income:
  Unrealized holding loss on available
    for sale securities, net of tax of $101                                              (125)               (125)
  Net income                                                               3,112                            3,112
                                                                                                         --------
    Total comprehensive income                                                                              2,987
                                               ---------   ----------   --------     --------            --------
Balance September 30, 1999                     5,120,668     $ 19,897   $ 13,946         $(86)           $ 33,757
                                               =========   ==========   ========     ========            ========

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three and Nine Months ended September 30, 1999 and 1998, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.


NOTE 2 - EARNINGS PER SHARE

Basic earnings per share (EPS) represents net income divided by the weighted average common shares outstanding during the period adjusted retroactively for stock dividends. Diluted EPS gives effect to all potential issuances of common stock that would have caused basic EPS to be lower as if the issuance had already occurred. The calculation of diluted EPS assumes the issuance of common stock upon the conversion of stock options of 48,182 and 186,099 shares for the three months ended September 30, 1999 and 1998, respectively, and 155,724 and 188,589 shares for the nine months ended September 30, 1999 and 1998, respectively.


NOTE 3 - ACQUISITION

On September 29, 1999, the Company signed a definitive agreement to be acquired by Wells Fargo & Company ("Wells Fargo") subject to customary conditions for similar acquisitions. In the proposed transaction, Wells Fargo will issue a total of approximately $112 million of its common stock in exchange for all of the issued and outstanding shares of the Company. It is expected that the acquisition will be completed in the first quarter of 2000.

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

Statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. All forward- looking statements included in this document are based on information available to the Company on the date thereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially from those in such forward-looking statements include general economic conditions, particularly in the Company's market areas, changes in prevailing interest rates, competitive products and pricing, inflation, credit and other risks of lending and investment activities, fiscal and monetary policies of the U.S. and other governments, regulations affecting financial institutions, and other risks and uncertainties affecting the Company's operations and personnel.


                              RESULTS OF OPERATIONS

SUMMARY

The Company reported earnings of $3,112,000 or $0.62 per diluted share for the nine months ended 1999, a decrease of $246,000 compared to net income of $3,358,000 or $0.66 per diluted share for the same period of 1998. The annualized return on average assets and average stockholders' equity declined to 1.21% and 13.04%, respectively, for the first nine months of 1999, from 1.50% and 16.57%, respectively, for the corresponding 1998 period. A comparison of third quarter results for 1999 and 1998 indicates a $259,000 decline in earnings to $960,000 or $0.19 per diluted share from $1,219,000 or $0.24 per diluted share last year. Third quarter earnings produced annualized return on average assets and average stockholders' equity of 1.11% and 11.62%, respectively, in 1999, compared to 1.53% and 17.27% respectively, in 1998. Several factors contributed to lower earnings in 1999 compared to 1998. A decline in the Company's net interest margin, primarily due to lower loan yields, a lower volume of loan sales in 1999, and expenses incurred as a result of the planned merger with Wells Fargo. These factors were partially offset by a decrease in the provision for loan and lease losses due to several elements, including improved asset quality, a lower net charge off ratio, as well as loan growth this year being generated primarily by well collateralized SBA and commercial real estate loans.


NET INTEREST INCOME

Net interest income, the principal source of income for the Company, is interest and fees earned on loans and investments less the interest paid on deposits and borrowings. Analysis of the Company's net interest income and average balance sheet levels for the three and nine month periods are presented in Tables One and Two. Primary factors affecting the level of net interest income include increases or decreases in the average balances (volume) of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on these assets and liabilities, the Company's ability to manage its earning asset portfolio and the availability of particular sources of funds. The changes in net interest income between the three months and nine months ended September 30, 1999 and 1998 are analyzed in Table Three.

TABLE ONE - THREE MONTH ANALYSIS OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

This table presents an analysis of net interest income and average balance sheet levels for the third quarter of 1999 and 1998.

                                                                     Three Months Ended September 30,
                                            -------------------------------------------------------------------------------------
                                                           1999                                           1998
                                            -------------------------------------          --------------------------------------
                                                         Interest      Average                          Interest     Average
                                            Average      Income/        Rate/              Average      Income/       Rate/
                                            Balance      Expense       Yield (1)           Balance      Expense      Yield (1)
                                            --------     --------      ----------          --------     --------     ---------
ASSETS
Interest-earning assets:
   Loans (2) .............................  $256,222      $ 6,188         9.58%            $222,592      $ 5,831       10.39%
   Investment securities (3) .............    36,593          515         5.59               32,296          458        5.62
   Federal funds sold ....................    12,852          164         5.08               22,138          301        5.40
   Interest-bearing deposits .............     1,144           15         4.88                4,615           64        5.46
                                            --------      -------        -----             --------      -------     -------
   Total earning assets ..................   306,811        6,882         8.90              281,641        6,654        9.37
                                            --------      -------        -----             --------      -------     -------

Noninterest-earning assets:
   Cash and due from banks ...............    27,448                                         24,009
   Premises and equipment, net ...........     9,877                                          9,749
   Other assets ..........................     5,790                                          6,992
                                            --------                                       --------
   Total noninterest-earning assets ......    43,115                                         40,750
                                            --------                                       --------

Less allowance for loan and lease losses..     3,566                                          3,613
                                            --------                                       --------

Total assets .............................  $346,360                                       $318,778
                                            ========                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Deposits:
     Interest-bearing demand .............  $ 46,744          150         1.28             $ 42,461          144        1.35
     Savings .............................    90,069          621         2.73               81,980          667        3.23
     Time ................................    65,983          702         4.22               66,089          844        5.07
   Other short term borrowings ...........     1,242           13         4.13                  865           15        6.54
   Capital lease .........................       364           14        15.40                  406           14       13.95
                                            --------      -------        -----             --------      -------     -------
   Total interest-bearing liabilities ....   204,402        1,500         2.91              191,801        1,684        3.48
                                            --------      -------        -----             --------      -------     -------

Noninterest-bearing liabilities:
   Demand deposits .......................   106,337                                         95,839
   Other liabilities .....................     2,566                                          2,920
                                            --------                                       --------
   Total liabilities .....................   313,305                                        290,560

Stockholders' equity .....................    33,055                                         28,218
                                            --------                                       --------

Total liabilities and stockholders' equity  $346,360                                       $318,778
                                            ========                                       ========

Net interest income ......................                $ 5,382                                        $ 4,970
                                                          =======                                        =======
Net interest spread (4) ..................                                5.99%                                         5.89%
                                                                         ======                                        ======
Net interest margin (5) ..................                                6.96%                                         7.00%
                                                                         ======                                        ======

------------------------
(1) Yields are not presented on a tax equivalent basis as the effects are not material.
(2) Nonaccrual loans are included in the daily average loan amounts outstanding.
(3) The average balance sheet amounts and yields on available for sale debt securities are based on the average of historical amortized cost balances.
(4) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5) Represents net interest income as a percentage of average interest-earning assets.

TABLE TWO - NINE MONTH ANALYSIS OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

This table presents an analysis of net interest income and average balance sheet levels for the first nine months of 1999 and 1998.


                                                                      Nine Months Ended September 30,
                                                ------------------------------------------------------------------
                                                             1999                                    1998
                                                -------------------------------     ------------------------------
                                                           Interest   Average                  Interest   Average
                                                Average    Income/     Rate/        Average    Income/     Rate/
                                                Balance    Expense    Yield(1)      Balance    Expense    Yield(1)
                                                --------   ---------  ---------     --------  ---------   --------
ASSETS
Interest-earning assets:
   Loans (2) .............................      $245,075    $ 17,728     9.67%      $219,199   $ 17,016    10.38%
   Investment securities (3) .............        39,342       1,645     5.59         30,463      1,306     5.73
   Federal funds sold ....................        18,564         671     4.83         12,668        513     5.42
   Interest-bearing deposits .............           836          31     5.00          1,538         64     5.52
                                                --------    --------    -----       --------   --------    -----
   Total earning assets ..................       303,817      20,075     8.83        263,868     18,899     9.58
                                                --------    --------    -----       --------   --------    -----

Noninterest-earning assets:
   Cash and due from banks ...............        26,876                              22,633
   Premises and equipment, net ...........         9,908                               9,140
   Other assets ..........................         6,145                               6,919
                                                --------                            --------
   Total noninterest-earning assets ......        42,929                              38,692
                                                --------                            --------

Less allowance for loan and lease losses .         3,613                               3,403
                                                --------                            --------

 Total assets ............................      $343,133                            $299,157
                                                ========                            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Deposits:
     Interest-bearing demand .............      $ 45,475         417     1.23       $ 40,868        413     1.35
     Savings .............................        87,229       1,754     2.69         79,440      1,956     3.29
     Time ................................        72,454       2,423     4.47         56,838      2,159     5.08
   Other short term borrowings ...........         1,258          37     3.90            928         35     4.99
   Capital lease .........................           373          40    14.48            410         43    14.23
                                                --------    --------    -----       --------   --------    -----
   Total interest-bearing liabilities ....       206,789       4,671     3.02        178,484      4,606     3.45
                                                --------    --------    -----       --------   --------    -----

Noninterest-bearing liabilities:
   Demand deposits .......................       102,063                              90,963
   Other liabilities .....................         2,454                               2,695
                                                --------                            --------
   Total liabilities .....................       311,306                             272,142

Stockholders' equity .....................        31,827                              27,015
                                                --------                            --------

Total liabilities and stockholders' equity      $343,133                            $299,157
                                                ========                            ========

Net interest income ......................                  $ 15,404                           $ 14,293
                                                            ========                           ========
Net interest spread (4) ..................                               5.81%                              6.13%
                                                                        ======                             ======
Net interest margin (5) ..................                               6.78%                              7.24%
                                                                        ======                             ======

-----------------------
(1) Yields are not presented on a tax equivalent basis as the effects are not material.
(2) Nonaccrual loans are included in the daily average loan amounts outstanding.
(3) The average balance sheet amounts and yields on available for sale debt securities are based on the average of historical amortized cost balances.
(4) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5) Represents net interest income as a percentage of average interest-earning assets.

TABLE THREE - CHANGES IN NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

This table sets forth information regarding changes in net interest income for the three and nine month periods ended September 30, 1999 and 1998. The changes for each major category of interest income and interest expense are divided between the portion of change attributable to the variance in average balances (volume) or average rates for that category. The amount of change that cannot be separated is allocated to each variance proportionately. Nonaccrual loans are included in average balances for these computations. The table is not presented on a tax equivalent basis as the effects are not material.

                                           Three Months Ended September 30,          Nine Months Ended September 30,
                                                    1999 vs. 1998                             1999 vs. 1998
                                          ---------------------------------------------------------------------------
                                           Volume      Rate        Total            Volume        Rate        Total
                                          --------   --------     --------         --------     --------     --------
Earning assets -- Interest income:
  Loans                                   $   836    $  (479)     $   357          $ 1,922      $(1,210)     $   712
  Investment securities                        60         (3)          57              372          (33)         339
  Federal funds sold                         (120)       (17)        (137)             218          (60)         158
  Interest-bearing deposits                   (43)        (6)         (49)             (27)          (6)         (33)
                                          -------    -------      -------          -------      -------      -------
     Total                                    733       (505)         228            2,485       (1,309)       1,176
                                          -------    -------      -------          -------      -------      -------
Deposits and borrowed funds --
Interest expense:
  Interest-bearing demand deposits             14         (8)           6               44          (40)           4
  Savings deposits                             62       (108)         (46)             180         (382)        (202)
  Time deposits                                (1)      (141)        (142)             544         (280)         264
  Other short term borrowings                   4         (6)          (2)              11           (9)           2
  Capital lease                                (1)         1         --                 (4)           1           (3)
                                          -------    -------      -------          -------      -------      -------
     Total                                     78       (262)        (184)             775         (710)          65
                                          -------    -------      -------          -------      -------      -------
Change in net interest income             $   655    $  (243)     $   412          $ 1,710      $  (599)     $ 1,111
                                          =======    =======      =======          =======      =======      =======


Net interest income for the first nine months of 1999 compared to 1998 increased $1.1 million or 8% to $15.4 million from $14.3 million. An increase of $39.9 million or 15% in average earning assets and a 12% reduction in the average rate paid on interest-bearing liabilities (down 43 basis points) were principal reasons for the increase in net interest income, but were partially offset by a 8%, or 75 basis points, reduction in the yield on earning assets. During the first nine months, interest income increased $1.2 million or 6% to $20.1 million in 1999 from $18.9 million in 1998. The growth in average earning assets was led by loans which increased $25.9 million or 12% to $245.1 million for the first nine months of 1999 from $219.2 million for the same 1998 period. Interest and fees on loans increased $712,000 or 4% to $17.7 million in 1999 from $17.0 million in 1998. The effect of the increase in loan volume on interest income was partially countered by a decrease in the average yield on loans to 9.67% from 10.38% primarily due to the 75 basis point decline in the prime lending rate during the last half of 1998. The recent increases in the prime lending rate will improve loan yields during the last quarter of 1999. Deposit growth outpaced loan growth in the last half of 1998, constraining the net yield on earning assets as excess funds were invested in lower yielding short-term investments and Fed funds. Average investment securities and Fed funds sold for the first nine months of 1999 increased $8.9 million and $5.9 million, respectively, over the corresponding period in 1998, and contributed $339,000 and $158,000, respectively, to the increase in interest income. The net interest margin (net interest income as a percentage of average interest-earning assets) was 6.78% and 7.24% for the nine months ended September 30, 1999 and 1998, respectively.

Interest expense , increased only 1% or $65,000 for the first nine months of 1999 compared to the corresponding period in 1998, due to a decline in interest paid on deposits. Average interest-bearing deposits for the first nine months of 1999 increased $28.1 million or 16% to $205.2 million at an average rate of 2.99% compared to $177.1 million at an average rate of 3.42% for the same 1998 period. Time deposit interest expense increased $264,000 to $2.4 million in 1999 from $2.2 million last year due to growth of $15.6 million in average balances partially offset by a decline in the average rate paid on these deposits to 4.47% in 1999 from 5.08% in 1998. The decrease in rates paid on deposits is attributable to government easing of short term interest rates and the Company generally lowering interest rates to limit time deposit growth as well as lower the related interest expense. During this same period the average rate paid on savings accounts (including money market accounts) decreased to 2.69% on average balances of $87.2 million in 1999 from an average rate of 3.29% on balances of $79.4 million last year. Interest expense related to savings deposits decreased $202,000 to $1.8 million in the first nine months of 1999 compared to $2.0 million for the same period last year. The average rates paid on total interest-bearing liabilities were 3.02% and 3.45% for the first nine months of 1999 and 1998, respectively.

Net interest income for the third quarter of 1999 increased $412,000 or 8% to $5.4 million from $5.0 million for the third quarter of 1998. Interest income increased $228,000 or 3% to $6.9 million in 1999 from $6.7 million last year. Third quarter average loans increased 15% or $33.6 million to $256.2 million in 1999 from $222.6 million last year, but at significantly lower yields, 9.58% compared to 10.39%. A recent increase in the prime lending rate should improve the loan yield in the fourth quarter. Third quarter income on Fed funds sold decreased $137,000 due to a decline of $9.3 million or 42% in average balances from the third quarter of 1998, as current year loan growth was able to absorb excess funds that were previously invested in Fed funds. Third quarter interest expense decreased $184,000 or 11% in 1999 due to a decrease in the average rate paid on interest-bearing deposits to 2.88% on average balances of $202.8 million in 1999, from 3.45% on $190.5 million in 1998. The net interest margin was 6.96% and 7.00% for the three months ended September 30, 1999 and 1998, respectively.


PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the nine months ended September 30, 1999 was $300,000 compared to $1.6 million for the corresponding 1998 period. The amount of the provision reflects management's judgement as to the adequacy of the reserve for loan and lease losses and is generally determined by the periodic review and assessment of the overall risk in the loan portfolio, the Company's loan loss experience, and current and expected economic conditions. The lower current year provision is based on improvement in the credit quality of the Company's loan portfolio, particularly as related to the Title I loan portfolio, as well as loan growth this year being generated primarily by lower risk, well collateralized SBA and commercial real estate loans. The provision for loan and lease losses during the first nine months of 1998 reflected a provision of $640,000 compared to $0 in 1999 to supplement the Company's Title I HUD reserve due to potential losses in the Title I portfolio at that time. As presented in Table Four, net charge offs decreased to $357,000 in 1999 from $866,000 for the first nine months of 1998. The allowance for loan and lease losses represented 1.35% and 1.77% of total gross loans at September 30, 1999 and 1998, respectively.

The provision for loan and lease losses for the three months ended September 30, 1999 was $100,000 compared to $594,000 for the third quarter of 1998. The provision for loan and lease losses during the third quarter of 1998 reflected a provision of $150,000 compared to $0 in 1999 to supplement the Company's Title I HUD reserve.

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

                                                                   Nine Months Ended September 30,
                                                                 -----------------------------------
                                                                    1999                    1998
                                                                 ----------               ----------
BALANCES:
       Average loans during the period....................         $245,075                 $219,199
       Loans at the end of period.........................          261,417                  227,702
ALLOWANCE FOR LOAN AND LEASE LOSSES:
       Balance at beginning of period.....................            3,592                    3,268
       Actual charge-offs:
          Commercial loans................................              144                      283
          Installment and consumer loans..................              405                      911
                                                                   --------                 --------
            Total.........................................              549                    1,194
       Recoveries on loans previously charged off:
          Residential real estate loans...................                9                     --
          Commercial real estate loans....................              --                       135
          Commercial loans................................               68                       92
          Installment and consumer loans..................              115                      101
                                                                   --------                 --------
            Total.........................................              192                      328

       Net loan charge-offs...............................              357                      866
       Provision for loan and lease losses................              300                    1,634
                                                                   --------                 --------
       Balance at end of period...........................         $  3,535                 $  4,036
                                                                   ========                 ========
RATIOS:
       Annualized net loan charge-offs to average loans...             0.19%                    0.53%
       Allowance for loan and lease losses to loans at
          end of period...................................             1.35%                    1.77%

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


NONINTEREST  INCOME

A comparison of noninterest income for the nine months ended September 30, 1999 and 1998, indicates a decrease of approximately 16% or $897,000 essentially due to a decrease in gain on loan sales of $787,000 for the first nine months of the year. Title I and equity loans sold in the first nine months of 1999 totaled $10.1 million for gains of $284,000 compared to $29.9 million sold for total gains of $964,000 for the same period last year. The secondary market demand for these loans decelerated in the last half of 1998 and the first half of 1999, and consequently the Company's sales volume has declined. Premiums paid for SBA loans have declined from last year as 1999 SBA loan sales of $6.1 million resulted in gains of $272,000 compared to $5.2 million sold for gains of $381,000 in the first nine months of 1998. Management's decision on whether or not to sell SBA loans depends upon, among other factors, loan demand, premium levels and prepayment risk. The Company sold $3.7 million in SBA loans during the third quarter of 1999 for gains of $220,000. While the exact amount of SBA loans expected to be sold during the last quarter of 1999 is not known at this time, Management estimates approximately the same volume of SBA sales as in the third quarter. Loan servicing income decreased $140,000 to $314,000 for the first nine months of 1999, from $454,000 for the same 1998 period. Serviced loans during this time decreased $19.3 million to $54.6 million in 1999 from $73.9 million in 1998 due to increased refinancing activity prompted by the decline in interest rates during the last half of 1998. Third quarter noninterest income decreased 3% or $45,000 in 1999 compared to 1998 primarily due to decreases in loan servicing fees and service charges on deposits of $61,000 and $43,000, respectively, partially offset by an increase of $40,000 in gains on loan sales.


NONINTEREST EXPENSE

Noninterest expense for the nine months ended September 30, 1999 increased 16% or $2.0 million compared to the corresponding 1998 period. This category consists of salaries and employee benefits which increased $795,000 to $8.1 million, occupancy expense which increased $458,000 to $3.0 million, telephone expense which increased $204,000 to $567,000, the cost of retaining professional services which increased $$300,000 to $569,000, and advertising and other public relations which increased $7,000 to $521,000. The cost of maintaining and selling foreclosed properties net of gains on the sale of those properties (OREO expense) increased $192,000 to a net gain of $110,000 in 1999. Included in 1999 noninterest expenses are $520,000 in expenses incurred as a result of the planned merger with Wells Fargo. Approximately $171,000 in noninterest expense during the first nine months of 1999, resulted from testing and remediation costs associated with the Year 2000 issue (See "Impact of Year 2000"). Branch operational losses less recoveries were down $73,000 to $22,000. The Company opened a new full service branch in Vista, California in October of 1999 and has started the construction of a new facility for its Murrieta branch which is scheduled to move in the first quarter of 1999. Third quarter noninterest expense increased 36% or $1.4 million in 1999 compared to 1998 due to salaries and employee benefits which increased $479,000 to $2.9 million, occupancy expense which increased $164,000 to $1.0 million, OREO expense which increased $251,000 to a net gain of $38,000 and professional services expense which increased $367,000 to $380,000.


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

In accordance with its Year 2000 Project Plan, the Company completed all required testing by September 30, 1999. As of March 31, 1999, the Company had identified critical systems and processes and had completed the testing, validation and remediation of substantially all its critical systems. The Company is also assessing the potential impact of this problem on its suppliers. Vendors upon whom there is significant reliance have been identified and inquiries made regarding their year 2000 readiness plans and status. Appropriate measures to minimize risk will be undertaken with those that appear to pose a significant risk. Replacements may be effected where necessary. However, where no viable alternative for some suppliers, such as power distribution and local telephone companies exist contingency plans are being formulated. As with all financial institutions, a high degree of reliance is placed on the systems of other institutions, including government agencies, to settle transactions. Principal settlement methods associated with major payment systems will be tested as part of their integration with the Company's processing system.

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

The related costs of the Year 2000 Project are expensed as incurred and primarily included in professional services, equipment repairs (a component of occupancy expense) and salary expense. Y2K expenses incurred to date through the end of the first nine months of 1999 approximate $346,000 ($171,000 in the first nine months of 1999) and the total cost of the project is estimated to be approximately $360,000. The Company does not believe that the costs of addressing this problem will have a material effect on the results of its operations.


                               FINANCIAL CONDITION

Total assets of the Company increased $2.9 million or 1% to $340.3 million at September 30, 1999, from $337.4 million at December 31, 1998. During the same period loans increased 10%, Fed funds sold and investments in total decreased 36%, deposits decreased almost 1% and stockholder's equity increased 13%. Gross loans and leases, the Company's primary use of funds, increased $23.7 million to $261.4 million and 77% of total assets compared to $237.7 million and 70% of year end total assets. Encouraged by the expansion of the local real estate markets, loan growth was centered in commercial and commercial real estate loans which increased approximately 13% or $16.6 million and 30% or $15.3 million, respectively. Refinancing activity generated approximately $8.0 million in commercial real estate loans and is not expected to continue at this level in the last quarter of the year. SBA loans accounted for $12.7 million of the commercial loan growth. These increases were partially offset by consumer loans which decreased 13% or $4.3 million and real estate construction loans which decreased 14% or $2.7 million. The Company continues to experience poor demand for consumer financing primarily due to increased competition from non-bank lenders as well as other financial institutions in its market area. The largest change in the loan portfolio mix was in commercial real estate loans which increased to 26% from 22% and consumer loans which decreased to 11% from 14% of total loans. The investment portfolio decreased $7.8 million or 18% to $36.0 in 1999 from $43.8 million at the end of 1998 primarily due to the maturity of short term government agencies.

TABLE FIVE - LOAN DISTRIBUTION
(DOLLARS IN THOUSANDS)

The following table sets forth the amount of total loans outstanding in each category and the percentage of total loans of each category at the dates indicated.

                                                                 September 30, 1999        December 31, 1998
                                                                 ------------------        ------------------
                                                                 Balance    Percent        Balance    Percent
                                                                 --------  --------        --------  --------
Commercial loans........................................         $144,852     55%          $128,298     54%
Commercial real estate loans............................           66,854     26             51,520     22
Consumer loans..........................................           29,872     11             34,171     14
Real estate construction loans..........................           17,167      7             19,881      8
All other loans.........................................            2,672      1              3,832      2
                                                                 --------  --------        --------  --------
           Total gross loans............................          261,417    100            237,702    100
                                                                           ========                  ========
Less: Allowance for loan and lease losses...............            3,535                     3,592
                                                                 --------                  --------
           Total net loans..............................         $257,882                  $234,110
                                                                 ========                  ========

Total deposits at September 30, 1999 increased $1.9 million or 1% to $301.2 million from $303.1 million at December 31, 1998. As shown in Table Six, the growth in deposits was predominately in noninterest-bearing accounts which increased $4.3 million or 4%. Within the interest-bearing deposit category, interest-bearing demand (NOW) accounts grew approximately 3% or $1.4 million to $44.3 million, savings accounts (including money market accounts) increased 16% or $12.7 million to $92.3 million and time deposits decreased 25% or $20.3 million to $59.8 million. The decrease in time deposits is a result of Management's efforts to reduce interest expense by lowering the rates paid on time deposits. The most notable shift in deposit mix was in savings accounts which increased to 30% of total deposits during the first half of 1999 from 26% at year end and in total time deposits which decreased to 20% from 27%.

TABLE SIX - DEPOSIT DISTRIBUTION
(DOLLARS IN THOUSANDS)

The following table sets forth the amount of total deposits outstanding in each category and the percentage of total deposits of each category at the dates indicated.

                                                                 September 30, 1999        December 31, 1998
                                                                 ------------------        ------------------
                                                                 Balance    Percent        Balance    Percent
                                                                 --------  --------        --------  --------
Noninterest-bearing demand deposits.....................         $104,801     35%          $100,465     33%
Interest-bearing demand deposits........................           44,269     15             42,824     14
Savings deposits........................................           92,339     30             79,684     26
Time deposits of $100,000 or more.......................           14,977      5             20,867      7
Other time deposits.....................................           44,798     15             59,219     20
                                                                 --------  --------        --------  --------
           Total deposits...............................         $301,184    100           $303,059    100
                                                                 ========  ========        ========  ========

NONPERFORMING ASSETS

TABLE SEVEN - NONPERFORMING ASSETS
(DOLLARS IN THOUSANDS)

The following table provides information with respect to the components of the Company's nonperforming assets at September 30, 1999 and December 31, 1998.

                                                      September 30,            December 31,
                                                          1999                     1998
                                                      -------------            ------------
Nonaccrual loans:
  Residential real estate                                   56                      130
  Commercial                                             4,133                      387
  Installment and consumer                                 446                      271
                                                        ------                   ------
   Total nonperforming loans                             4,635                      788
                                                        ------                   ------

Other real estate owned                                     94                      374
                                                        ------                   ------
  Total nonperforming assets                            $4,729                   $1,162
                                                        ======                   ======

Nonperforming loans to total gross loans                  1.77%                    0.33%
                                                        ======                   ======

Nonperforming assets to total gross loans
   plus other real estate owned                           1.81%                    0.49%
                                                        ======                   ======

Nonperforming assets increased $3.6 million in the first nine months of 1999 due to an increase of $3.9 million in nonaccrual loans of which $3.2 million was attributable to three borrowers. Management does not expect any significant losses due to these borrowings which are well collateralized and partially guaranteed by the SBA. Other real estate owned decreased $280,000 to $94,000 during the first nine months of 1999 from $374,000 due to the sale of three properties that totaled $306,000 and the addition of one property for $26,000.

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


                    LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a banking institution reflects its ability to provide funds to meet customer credit needs, to accommodate possible outflows in deposits, to provide funds for day-to-day operations, and to take advantage of interest rate market opportunities. Asset liquidity is provided by cash, certificates of deposit with other financial institutions, Federal funds sold, investment maturities and sales and loan maturities, repayments and sales. Liquid assets (consisting of cash, Federal funds sold and investment securities) comprised 20% and 26% of the Company's total assets at September 30, 1999 and December 31, 1998, respectively. Liquidity management also includes the management of unfunded commitments to make loans and undisbursed amounts under lines of credit. At September 30, 1999, these commitments totaled $50.0 million in commercial loans, $1.9 million in letters of credit, $21.5 million in real estate construction loans, and $12.6 million in consumer loans.

In addition to loan and investment sales and deposit growth, the Bank has several secondary sources of liquidity. Many of the Bank's real estate construction loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, the Bank has unsecured lines of credit in the amount of $25 million for the purchase of Federal funds with other financial institutions, and may borrow funds from the Federal Home Loan Bank and at the Federal Reserve discount window subject to the Bank's ability to supply collateral.

Asset/Liability Management involves minimizing the impact of interest rate changes on the Company's earnings through the management of the amount, composition and repricing periods of rate sensitive assets and rate sensitive liabilities. Emphasis is placed on maintaining a rate sensitivity position within the Company's policy guidelines to avoid wide swings in spreads and to minimize risk due to changes in interest rates. At September 30, 1999 approximately 56% of the Company's interest earning assets have interest rates which are tied to the Bank's base lending rate or mature in one year or less. In order to match the rate sensitivity of its assets, the Company's policy is to offer a large number of variable rate deposit products and limit the level of large dollar time deposits with maturities of one year or longer. In addition to managing its asset/liability position, the Company has taken steps to mitigate the impact of changing interest rates by generating non-interest income through service charges, offering products which are not interest rate sensitive, such as escrow services and insurance products, and through the servicing of mortgage loans.


                                CAPITAL RESOURCES

Stockholders' equity increased 13% to $33.8 million at September 30, 1999 from $30.0 million at December 31, 1998. The increase in equity consists of net income of $3.1 million, $770,000 from the exercise of stock options, partly offset by a decrease in net unrealized gain (loss) on available for sale securities of $125,000. The following table provides information with respect to the Company's and the Bank's regulatory capital ratios and regulatory minimum requirements:

TABLE EIGHT - CAPITAL RATIOS

                                                                                                  Minimum
                                         September 30,                December 31,                Required
                                             1999                        1998                      Ratios
                                      ------------------            ----------------            --------------
NORTH COUNTY BANCORP
 Risk-based capital
   Tier 1                                  12.05%                         11.68%                     4.00%
   Total                                   13.30%                         12.93%                     8.00%
 Tier 1 leverage capital                    9.70%                          8.80%                     4.00%

NORTH COUNTY BANK
 Risk-based capital
    Tier 1                                 11.72%                         11.58%                     4.00%
    Total                                  12.97%                         12.83%                     8.00%
 Tier 1 leverage capital                    9.45%                          8.72%                     4.00%

Management anticipates capital expenditures of approximately $1.2 million primarily related to construction of a new facility for its existing Murrieta branch scheduled to open early in 2000, and the opening of a full service branch office located at Palomar Airport Road and Business Park Drive in the City of Vista, California. This office opened in October of 1999.


Item 2.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as part of the Company's Annual Report on Form 10K for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION

All items of Part II other than Item 6 below are either inapplicable or would be responded to in the negative.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


       (a)  EXHIBITS


Exhibit
Number   Description
-------  -----------
2.1      Agreement and Plan of Merger, dated as of September 29, 1999 between
         North County Bancorp and Wells Fargo & Company (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K as
         filed with the Commission on October 7, 1999)

3.1      Certificate of Amendment of Articles of Incorporation filed March 19,
         1997

27.1     Financial Data Schedule


       (b)  REPORTS ON FORM 8-K

         On October 7, 1999, the Company filed a Current Report on Form 8-K announcing, under item 5, the execution of an Agreement and Plan of Merger between North County Bancorp and Wells Fargo & Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




NORTH COUNTY BANCORP
(Registrant)





/s/ MICHAEL J. GILLIGAN                                 Date: November 10, 1999
---------------------------------------------                 -----------------
Michael J. Gilligan
Vice President & Chief Financial Officer